Form 10-Q
period 2020-03-31
SC Health Corp
filed 2020-05-12
CIK 1764301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                   to

Commission file number: 001-38972

SC Health Corporation
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Robinson Road #10-00 Singapore 068900	068900
(Address of principal executive offices)	(Zip Code)

+65 6438 1080
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one half of one warrant	SCPE.U	New York Stock Exchange LLC
Class A ordinary shares, par value $0.0001 per share	SCPE	New York Stock Exchange LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SCPE WS	New York Stock Exchange LLC

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 12, 2020, 17,250,000 Class A ordinary shares, $0.0001 par value and 5,562,500 Class B ordinary shares, $0.00008 par value, issued and outstanding.

SC HEALTH CORPORATION

FORM 10-Q FOR THE QUARTER ENDED March 31, 2020

SC HEALTH CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$688,623	$772,413
Prepaid expenses	69,745	123,658
Total Current Assets	758,368	896,071

Investments held in Trust Account	174,455,550	173,897,911
TOTAL ASSETS	$175,213,918	$174,793,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$124,695	$50,115
Accrued offering costs	167	167
Total Current Liabilities	124,862	50,282

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,162,362	6,087,782

Commitments and Contingencies (Note 5)

Ordinary shares subject to possible redemption, 16,405,155 and 16,370,619 shares at $10.00 per share as of March 31, 2020 and December 31, 2019, respectively	164,051,550	163,706,190

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 844,845 and 879,381 shares issued and outstanding (excluding 16,405,155 and 16,370,619 shares subject to possible redemption) as of March 31, 2020 and December 31, 2019, respectively	84	88
Class B ordinary shares, $0.00008 par value; 25,000,000 shares authorized; 5,562,500 shares issued and outstanding as of March 31, 2020 and December 31, 2019	445	445
Additional paid-in capital	3,698,514	4,043,870
Retained earnings	1,300,963	955,607
Total Shareholders’ Equity	5,000,006	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$175,213,918	$174,793,982

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Operating costs	$212,283	$50
Loss from operations	(212,283)	(50)

Other income:
Interest earned on investments held in Trust Account	557,639	—

Net income (loss)	$345,356	$(50)

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	—
Basic and diluted net income (loss) per share, Class A	$0.03	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	5,562,500	3,750,000
Basic and diluted net loss per share, Class B	$(0.04)	$(0.00)

(1)
At March 31, 2019, excluded an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2019, the Company completed a sub-division of its Class B ordinary shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	879,381	$88	5,562,500	$445	$4,043,870	$955,607	$5,000,010

Change in value of ordinary shares subject to possible redemption	(34,536)	(4)	—	—	(345,356)	—	(345,360)

Net income	—	—	—	—	—	345,356	345,356
Balance – March 31, 2020 (unaudited)	844,845	$84	5,562,500	$445	$3,698,514	$1,300,963	$5,000,006

THREE MONTHS ENDED MARCH 31, 2019

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid in	(Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	4,312,500	$345	$24,655	$(2,500)	$22,500

Net loss	—	—	—	—	—	(50)	(50)
Balance – March 31, 2019 (unaudited)	—	$—	4,312,500	$345	$24,655	$(2,550)	$22,450

(1)
At March 31, 2019, included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2019, the Company completed a sub-division of its Class B ordinary shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$345,356	$(50)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(557,639)	—
Changes in operating assets and liabilities:
Prepaid expenses	53,913	—
Accounts payable and accrued expenses	74,580	—
Net cash used in operating activities	(83,790)	(50)

Net Change in Cash	(83,790)	(50)
Cash – Beginning	772,413	32,313
Cash – Ending	$688,623	$32,263

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$345,360	$—
Conversion of advances to promissory note	$—	$32,313
Deferred offering costs included in accrued offering costs	$—	$125,000

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
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

As of March 31, 2020, the Company had not commenced any operations. All activity through March 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Following the closing of the Initial Public Offering on July 16, 2019, an amount of $150,000,000 ($10.00 per Unit) from the net proceeds of the sale of the Units in the Initial Public Offering and the sale of the Private Placement Warrants was placed in a trust account (the “Trust Account”) and invested in U.S. government securities, within the meaning set forth in Section 2(a)(16) of the Investment Company Act, with a maturity of 180 days or less or in any open-ended investment company that holds itself out as a money market fund selected by the Company meeting the conditions of Rule 2a-7 of the Investment Company Act of 1940, as amended (the “Investment Company Act”), as determined by the Company, until the earlier of: (i) the completion of a Business Combination and (ii) the distribution of the Trust Account, as described below.

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

Transaction costs amounted to $10,224,407, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $736,907 of other offering costs. As of March 31, 2020, cash of $688,623 was held outside of the Trust Account and is available for working capital purposes.

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held   in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public stockholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
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
MARCH 31, 2020
(Unaudited)

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 23, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three months ended March 31, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

Use of Estimates

The preparation of the unaudited condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting periods.

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

Investments Held in Trust Account

At March 31, 2020 and December 31, 2019, the assets held in the Trust Account were invested in money market funds.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2020 and December 31, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

The Company’s condensed interim statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $558,000 for the three months ended March 31, 2020, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income attributable to Class A redeemable ordinary shares of approximately $558,000, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Coverage of $250,000. At March 31, 2020 and December 31, 2019, the Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurements and Disclosures,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2020 and December 31, 2019, no amounts were borrowed under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 16, 2019 and continuing through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2020, the Company incurred $30,000 in fees for these services. As of March 31, 2020 and December 31, 2019, $10,000 and $20,000 are included in accounts payable and accrued expenses, respectively, in the accompanying condensed interim balance sheets.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

Management is currently evaluating the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue to 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 844,845 and 879,381 Class A ordinary shares issued and outstanding, excluding 16,405,155 and 16,370,619 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue to 25,000,000 Class B ordinary shares with a par value of   $0.00008 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2020 and December 31, 2019, there were 5,562,500 ordinary shares issued and outstanding.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at March 31, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Quoted Prices in Active Markets
Description	Level	March 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,455,550	$173,897,911

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K for the year ending December 31, 2019 filed with the SEC on March 23, 2020. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2020, we had net income of $345,356, which consisted of interest earned on investments held in the Trust Account of $557,639, offset by operating expenses of $212,283.

For the three months ended March 31, 2019, we had a net loss of $50, which consisted of formation and operating expenses.

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

For the three months ended March 31, 2020, net cash used in operating activities was $83,790. Net income of $345,356 was offset by interest earned on investments of $557,639. Changes in operating assets and liabilities provided $128,493 of cash from operating activities.

For the three months ended March 31, 2019, net cash used in operating activities was $50, which resulted from our net loss.

At March 31, 2020, we had investments held in the Trust Account of $174,455,550. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2020, we had cash of $688,623 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-balance sheet financing arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Critical Accounting Policies

The preparation of condensed interim financial statements and related disclosures in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and income and expenses during the periods reported. Actual results could materially differ from those estimates. We have identified the following critical accounting policies:

Ordinary shares subject to possible redemption

We account for our ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our condensed balance sheets.

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

Recent Accounting Pronouncements

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of March 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2019 filed with the SEC on March 23, 2020. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

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

SC Health Corporation

Date: May 12, 2020		/s/ Angelo John Coloma
	Name:	Angelo John Coloma
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2020		/s/ Lynn Lau
	Name:	Lynn Lau
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)