Form 10-Q
period 2020-06-30
SC Health Corp
filed 2020-08-12
CIK 1764301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2020

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

As of August 12, 2020, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 5,562,500 Class B ordinary shares, $0.00008 par value, issued and outstanding.

SC HEALTH CORPORATION

FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2020

SC HEALTH CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$457,617	$772,413
Prepaid expenses	53,308	123,658
Total Current Assets	510,925	896,071

Investments held in Trust Account	174,526,070	173,897,911
TOTAL ASSETS	$175,036,995	$174,793,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$13,606	$50,115
Accrued offering costs	167	167
Total Current Liabilities	13,773	50,282

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,051,273	6,087,782

Commitments and Contingencies (Note 5)

Ordinary shares subject to possible redemption, 16,398,572 and 16,370,619 shares at $10.00 per share as of June 30, 2020 and December 31, 2019, respectively	163,985,720	163,706,190

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 851,428 and 879,381 shares issued and outstanding (excluding 16,398,572 and 16,370,619 shares subject to possible redemption) as of June 30, 2020 and December 31, 2019, respectively	85	88
Class B ordinary shares, $0.00008 par value; 25,000,000 shares authorized; 5,562,500 shares issued and outstanding as of June 30, 2020 and December 31, 2019	445	445
Additional paid-in capital	3,764,343	4,043,870
Retained earnings	1,235,129	955,607
Total Shareholders’ Equity	5,000,002	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$175,036,995	$174,793,982

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019

Operating costs	$136,354	$70	$348,637	$120
Loss from operations	(136,354)	(70)	(348,637)	(120)

Other income:
Interest earned on investments held in Trust Account	70,520	—	628,159	—

Net (loss) income	$(65,834)	$(70)	$279,522	$(120)

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	—	17,250,000	—
Basic and diluted net income per share, Class A	$0.00	$—	$0.04	$—

Weighted average shares outstanding of Class B non-redeemable ordinary shares (1)	5,562,500	3,750,000	5,562,500	3,750,000
Basic and diluted net loss per share, Class B	$(0.02)	$(0.00)	$(0.06)	$(0.00)

(1)
At June 30, 2019, excluded an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2019, the Company completed a sub-division of its Class B ordinary shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in	Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2020	879,381	$88	5,562,500	$445	$4,043,870	$955,607	$5,000,010

Change in value of ordinary shares subject to possible redemption	(34,536)	(4)	—	—	(345,356)	—	(345,360)

Net income	—	—	—	—	—	345,356	345,356

Balance – March 31, 2020	844,845	84	5,562,500	445	3,698,514	1,300,963	5,000,006

Change in value of ordinary shares subject to possible redemption	6,583	1	—	—	65,829	—	65,830

Net loss	—	—	—	—	—	(65,834)	(65,834)
Balance – June 30, 2020	851,428	$85	5,562,500	$445	$3,764,343	$1,235,129	$5,000,002

THREE AND SIX MONTHS ENDED JUNE 30, 2019

	Class A Ordinary Shares		Class B Ordinary Shares (1)		Additional Paid in	(Accumulated	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Deficit)	Equity
Balance – January 1, 2019	—	$—	4,312,500	$345	$24,655	$(2,500)	$22,500

Net loss	—	—	—	—	—	(50)	(50)

Balance – March 31, 2019	—	—	4,312,500	345	24,655	(2,550)	22,450

Net loss	—	—	—	—	—	(70)	(70)
Balance – June 30, 2019	—	$—	4,312,500	$345	$24,655	$(2,620)	$22,380

(1)
At June 30, 2019, included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2019, the Company completed a sub-division of its Class B ordinary shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2020	2019

Cash Flows from Operating Activities:
Net income (loss)	$279,522	$(120)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Interest earned on investments held in Trust Account	(628,159)	—
Changes in operating assets and liabilities:
Prepaid expenses	70,350	—
Accounts payable and accrued expenses	(36,509)	—
Net cash used in operating activities	(314,796)	(120)

Net Change in Cash	(314,796)	(120)
Cash – Beginning	772,413	32,313
Cash – Ending	$457,617	$32,193

Non-Cash Investing and Financing Activities:
Change in value of ordinary shares subject to possible redemption	$279,530	$—
Conversion of advances to promissory note	$—	$32,313
Deferred offering costs included in accrued offering costs	$—	$208,567
Payment of offering costs by related party	$—	$222,282

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

Note 1 — Description of Organization and Business Operations

SC Health Corporation (the “Company”) was incorporated in the Cayman Islands on December 10, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization or similar business combination with one or more businesses (the “Business Combination”).

Although the Company is not limited to a particular industry or geographic region for purposes of consummating a Business Combination, the Company is focusing its search on companies with operations or prospects in the healthcare sector in the Asia Pacific region. The Company is an early stage and emerging growth company and, as such, the Company is subject to all of the risks associated with early stage and emerging growth companies.

As of June 30, 2020, the Company had not commenced any operations. All activity through June 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $10,224,407, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $736,907 of other offering costs. As of June 30, 2020, cash of $457,617 was held outside of the Trust Account and is available for working capital purposes.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 23, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and six months ended June 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Investments Held in Trust Account

At June 30, 2020 and December 31, 2019, the assets held in the Trust Account were invested in money market funds.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2020 and December 31, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $10,224,407 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

ASC Topic 740 prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s condensed interim statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $71,000 and $628,000, respectively, for the three and six months ended June 30, 2020, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net income, adjusted for income (loss) attributable to Class A redeemable ordinary shares of approximately $71,000 and $628,000 for the three and six months ended June 30, 2020, respectively, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Note 4 — Related Party Transactions

Founder Shares

In December 2018, the Sponsor purchased 3,450,000 shares (the “Founder Shares”) of the Company’s Class B ordinary shares for an aggregate price of $25,000. On February 8, 2019, the Company completed a sub-division of its Class B ordinary shares, pursuant to which the Founder Shares were sub-divided into 4,312,500 shares with a par value of $0.00008 per share. All share and per-share amounts have been retroactively restated to reflect the sub-division. On July 9, 2019, the Company issued 1,250,000 Founder Shares to the Sponsor in connection with the forward purchase agreement (see Note 5) for par value, or $100, resulting in a total of 5,562,500 Founder Shares issued and outstanding of which an aggregate of up to 562,500 shares were subject to forfeiture to the extent that the underwriters’ over-allotment option was not exercised in full or in part, so that the initial shareholders would own, on an as-converted basis, 20% of the Company’s issued and outstanding shares after the Initial Public Offering (assuming no purchase by the initial shareholders of any Public Shares in the Initial Public Offering). As a result of the underwriters’ election to fully exercise their over-allotment option, 562,500 Founder Shares are no longer subject to forfeiture.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2020 and December 31, 2019, no amounts were borrowed under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 16, 2019 and continuing through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three and six months ended June 30, 2020, the Company incurred $30,000 and $60,000 in fees for these services, respectively. As of June 30, 2020 and December 31, 2019, $10,000 and $20,000 of such fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed interim balance sheets.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic on the industry and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue to 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 851,428 and 879,381 Class A ordinary shares issued and outstanding, excluding 16,398,572 and 16,370,619 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue to 25,000,000 Class B ordinary shares with a par value of   $0.00008 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2020 and December 31, 2019, there were 5,562,500 ordinary shares issued and outstanding.

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
JUNE 30, 2020
(Unaudited)

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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at June 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Quoted Prices in Active Markets
Description	Level	June 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,526,070	$173,897,911

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2020, we had a net loss of $65,834, which consisted of operating expenses of $136,354, offset by interest earned on investments held in the Trust Account of $70,520.

For the six months ended June 30, 2020, we had net income of $279,522, which consisted of interest earned on investments held in the Trust Account of $628,159, offset by operating expenses of $348,637.

For the three and six months ended June 30, 2019, we had a net loss of $70 and 120, respectively, which consisted of formation and operating expenses.

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

For the six months ended June 30, 2020, net cash used in operating activities was $314,796. Net income of $279,522 was offset by interest earned on investments of $628,159. Changes in operating assets and liabilities provided $33,841 of cash from operating activities.

For the six months ended June 30, 2019, net cash used in operating activities was $120, which resulted from our net loss.

At June 30, 2020, we had investments held in the Trust Account of $174,526,070. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2020, we had cash of $457,617 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

In the event that we are unable to close a Business Combination within the 18 months following the closing of the Initial Public Offering, the escrow agent under an escrow created by our Sponsor or an affiliate will be authorized and instructed to transfer $1.00 per whole public warrant, to holders of public warrants other than our Sponsor and its affiliates, at the same time as we redeem our public shares, and all public warrants will expire worthless.

In connection with the Initial Public Offering, our Sponsor deposited cash funds into an escrow account with J.P. Morgan Chase Bank, N.A. in an amount equal to $8,625,000. The funds held in the escrow account may be used to pay $1.00 per public warrant (other than public warrants held by our Sponsor and its affiliates) as described above. The funds in the escrow account will not be held in trust or comprise any portion of any pro-rata distribution of our trust account. The escrow of the cash funds are governed by an escrow agreement.

Following a repurchase or payment to holders of public warrants, any amounts remaining in the escrow account will be returned to our Sponsor or its affiliate.

Going Concern

Management has determined that the mandatory liquidation date of January 16, 2021 and subsequent dissolution raises substantial doubt about our ability to continue as a going concern.

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net loss per common share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS.

None.

ITEM 1A.	RISK FACTORS.

The information to be reported under this Item is not required for smaller reporting companies. .

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

SC Health Corporation

Date: August 12, 2020		/s/ Angelo John Coloma
	Name:	Angelo John Coloma
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2020		/s/ Lynn Lau
	Name:	Lynn Lau
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)