Form 10-Q
period 2020-09-30
SC Health Corp
filed 2020-11-12
CIK 1764301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended September 30, 2020

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to____________

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

As of November 12, 2020, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 5,562,500 Class B ordinary shares, $0.00008 par value, issued and outstanding.

SC HEALTH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED SEPTEMBER 30, 2020

Table of Content
SC HEALTH CORPORATION
CONDENSED BALANCE SHEETS

	September 30, 2020	December 31, 2019
	(unaudited)
ASSETS
Current Assets
Cash	$111,064	$772,413
Prepaid expenses	174,209	123,658
Total Current Assets	285,273	896,071

Investments held in Trust Account	174,538,543	173,897,911
TOTAL ASSETS	$174,823,816	$174,793,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$21,589	$50,115
Accrued offering costs	167	167
Total Current Liabilities	21,756	50,282

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	6,059,256	6,087,782

Commitments and Contingencies (Note 5)

Ordinary shares subject to possible redemption, 16,376,455 and 16,370,619 shares at $10.00 per share as of September 30, 2020 and December 31, 2019, respectively	163,764,550	163,706,190

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 873,545 and 879,381 shares issued and outstanding (excluding 16,376,455 and 16,370,619 shares subject to possible redemption) as of September 30, 2020 and December 31, 2019, respectively	87	88
Class B ordinary shares, $0.00008 par value; 25,000,000 shares authorized; 5,562,500 shares issued and outstanding as of September 30, 2020 and December 31, 2019	445	445
Additional paid-in capital	3,985,511	4,043,870
Retained earnings	1,013,967	955,607
Total Shareholders’ Equity	5,000,010	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,823,816	$174,793,982

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Table of Content
SC HEALTH CORPORATION
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019

Operating costs	$233,635	$121,527	$582,272	$121,647
Loss from operations	(233,635)	(121,527)	(582,272)	(121,647)

Other income:
Interest earned on investments held in Trust Account	12,473	694,372	640,632	694,372

Net (loss) income	$(221,162)	$572,845	$58,360	$572,725

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	16,724,026	17,250,000	16,724,026
Basic and diluted net income per share, Class A	$0.00	$0.04	$0.04	$0.04

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,562,500	5,440,217	5,562,500	4,692,537
Basic and diluted net loss per share, Class B	$(0.04)	$(0.02)	$(0.10)	$(0.03)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Table of Content
SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	879,381	$88	5,562,500	$445	$4,043,870	$955,607	$5,000,010

Change in value of ordinary shares subject to possible redemption	(34,536)	(4)	—	—	(345,356)	—	(345,360)

Net income	—	—	—	—	—	345,356	345,356
Balance – March 31, 2020	844,845	84	5,562,500	445	3,698,514	1,300,963	5,000,006

Change in value of ordinary shares subject to possible redemption	6,583	1	—	—	65,829	—	65,830

Net loss	—	—	—	—	—	(65,834)	(65,834)
Balance – June 30, 2020	851,428	85	5,562,500	445	3,764,343	1,235,129	5,000,002

Change in value of ordinary shares subject to possible redemption	22,117	2	—	—	221,168	—	221,170

Net loss	—	—	—	—	—	(221,162)	(221,162)
Balance – September 30, 2020	873,545	$87	5,562,500	$445	$3,985,511	$1,013,967	$5,000,010

THREE AND NINE MONTHS ENDED SEPTEMBER 30, 2019

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2019	—	$—	4,312,500	$345	$24,655	$(2,500)	$22,500

Net loss	—	—	—	—	—	(50)	(50)
Balance – March 31, 2019	—	—	4,312,500	345	24,655	(2,550)	22,450

Net loss	—	—	—	—	—	(70)	(70)
Balance – June 30, 2019	—	—	4,312,500	345	24,655	(2,620)	22,380

Issuance of Class B ordinary shares to Sponsor (1)	—	—	1,250,000	100	(100)	—	—

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	—	—	162,273,868	—	162,275,593

Sale of 5,450,000 Private Placement Warrants	—	—	—	—	5,450,000	—	5,450,000

Ordinary shares subject to possible redemption	(16,332,081)	(1,633)	—	—	(163,319,177)	—	(163,320,810)

Net income	—	—	—	—	—	572,845	572,845
Balance – September 30, 2019	917,919	$92	5,562,500	$445	$4,429,246	$570,225	$5,000,008

(1)
At September 30, 2019, included an aggregate of up to 562,500 Class B ordinary shares subject to forfeiture if the over-allotment option was not exercised in full or in part by the underwriters. On February 8, 2019, the Company completed a sub-division of its Class B ordinary shares (see Note 4).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Table of Content
SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine Months Ended September 30,
	2020	2019

Cash Flows from Operating Activities:
Net income	$58,360	$572,725
Adjustments to reconcile net income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(640,632)	(694,372)
Changes in operating assets and liabilities:
Prepaid expenses	(50,551)	(148,614)
Accounts payable and accrued expenses	(28,526)	35,184
Net cash used in operating activities	(661,349)	(235,077)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Warrants	—	5,450,000
Repayment of promissory note – related party	—	(254,595)
Payments of offering costs	—	(489,458)
Net cash provided by financing activities	—	173,755,947

Net Change in Cash	(661,349)	1,020,870
Cash – Beginning	772,413	32,313
Cash – Ending	$111,064	$1,053,183

Non-Cash Investing and Financing Activities:
Payment of offering costs through promissory note	$—	$222,282
Conversion of advances to promissory note	$—	$32,313
Initial classification of ordinary shares subject to possible redemption	$—	$162,747,730
Change in value of ordinary shares subject to possible redemption	$58,360	$573,080
Deferred underwriting fee payable	$—	$6,037,500

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

As of September 30, 2020, the Company had not commenced any operations. All activity through September 30, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $10,224,407, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $736,907 of other offering costs. As of September 30, 2020, cash of $111,064 was held outside of the Trust Account and is available for working capital purposes.

Substantially all of the net proceeds of the Initial Public Offering and the sale of the Private Placement Warrants are intended to be applied toward consummating a Business Combination, and the Company’s management has broad discretion to identify targets for such a potential Business Combination and over the specific application of the funds held in the Trust Account if and when such funds are properly released from the Trust Account. The Company’s initial Business Combination must be with one or more target businesses that together have a fair market value of at least 80% of the net assets held in the Trust Account (net of amounts disbursed to management for working capital purposes and excluding deferred underwriting discount) at the time of the agreement to enter into a Business Combination. The Company will only complete a Business Combination if the post-transaction company owns or acquires 50% or more of the outstanding voting securities of the target or otherwise acquires a controlling interest in the target sufficient for it not to be required to register as an investment company under the Investment Company Act. There is no assurance that the Company will be able to complete a Business Combination successfully.

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held   in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 5). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The Company will have until January 16, 2021, or such later date as a result of a shareholder vote to amend the Memorandum and Articles of Association, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

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

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K for the year ended December 31, 2019 as filed with the SEC on March 23, 2020, which contains the audited financial statements and notes thereto. The financial information as of December 31, 2019 is derived from the audited financial statements presented in the Company’s Annual Report on Form 10-K for the year ended December 31, 2019. The interim results for the three and nine months ended September 30, 2020 are not necessarily indicative of the results to be expected for the year ending December 31, 2020 or for any future interim periods.

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

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

Investments Held in Trust Account

At September 30, 2020 and December 31, 2019, the assets held in the Trust Account were invested in money market funds.

Ordinary Shares Subject to Possible Redemption

The Company accounts for its ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at September 30, 2020 and December 31, 2019, ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $10,224,407 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of September 30, 2020 and December 31, 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

The Company’s condensed interim statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $12,000 and $641,000, respectively, for the three and nine months ended September 30, 2020, by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account of approximately $694,000 for the three and nine months ended September 30, 2019, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net (loss) income, adjusted for income attributable to Class A redeemable ordinary shares of approximately $12,000 and $641,000 for the three and nine months ended September 30, 2020, respectively, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares of $694,000 for the three and nine months ended September 30, 2019, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

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

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of September 30, 2020 and December 31, 2019, no amounts were borrowed under the Working Capital Loans.

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 16, 2019 and continuing through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three and nine months ended September 30, 2020, the Company incurred $30,000 and $90,000 in fees for these services, respectively. For each of the three and nine months ended September 30, 2019, the Company incurred $30,000 in fees for these services. As of September 30, 2020 and December 31, 2019, $10,000 and $20,000 of such fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed interim balance sheets.

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

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue to 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At September 30, 2020 and December 31, 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 873,545 and 879,381 Class A ordinary shares issued and outstanding, excluding 16,376,455 and 16,370,619 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue to 25,000,000 Class B ordinary shares with a par value of   $0.00008 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At September 30, 2020 and December 31, 2019, there were 5,562,500 ordinary shares issued and outstanding.

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

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
(Unaudited)

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

Table of Content
SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
SEPTEMBER 30, 2020
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

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at September 30, 2020 and December 31, 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value:

	Quoted Prices in Active Markets
Description	Level	September 30, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,538,543	$173,897,911

Note 8 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

Table of Content
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

Table of Content
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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to September 30, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended September 30, 2020, we had a net loss of $221,162, which consisted of operating expenses of $233,635, offset by interest earned on investments held in the Trust Account of $12,473.

For the nine months ended September 30, 2020, we had net income of $58,360, which consisted of interest earned on investments held in the Trust Account of $640,632, offset by operating expenses of $582,272.

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

Table of Content
For the nine months ended September 30, 2020, net cash used in operating activities was $661,349. Net income of $58,360 was offset by interest earned on investments of $640,632. Changes in operating assets and liabilities used $79,077 of cash from operating activities.

For the nine months ended September 30, 2019, net cash used in operating activities was $235,077. Net income of $572,725 was offset by interest earned on marketable securities of $694,372. Changes in operating assets and liabilities used $113,430 of cash from operating activities.

At September 30, 2020, we had investments held in the Trust Account of $174,538,543. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At September 30, 2020, we had cash of $111,064 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period.

Table of Content
Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of September 30, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

As of September 30, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Table of Content
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

Evaluation of Disclosure Controls and Procedures

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15 (e) and 15d-15 (e) under the Exchange Act) were effective.

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

For a description of the use of the proceeds generated in our Initial Public Offering, see Part I, Item 2 of this Quarterly Report.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES.

None.

Table of Content
ITEM 4.	MINE SAFETY DISCLOSURES.

Not applicable.

ITEM 5.	OTHER INFORMATION.

None.

ITEM 6.	EXHIBITS.

The following exhibits are filed as part of, or incorporated by reference into, this Quarterly Report on Form 10-Q.

No.	Description of Exhibit
31.1*	Certification of Principal Executive Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
31.2*	Certification of Principal Financial Officer Pursuant to Securities Exchange Act Rules 13a-14(a) and 15(d)-14(a), as adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS*	XBRL Instance Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Labels Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith.
**	Furnished herewith.

Table of Content
SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SC Health Corporation

Date: November 12, 2020		/s/ Angelo John Coloma
	Name:	Angelo John Coloma
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2020		/s/ Lynn Lau
	Name:	Lynn Lau
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)