Form 10-K
period 2020-12-31
SC Health Corp
filed 2021-03-30
CIK 1764301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes ☐ No

The aggregate market value of voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2020, the last business day of the registrant’s most recently completed second fiscal quarter, was $174,397,500.

As of March 30, 2021, 17,250,000 Class A ordinary shares, $0.0001 par value, and 5,562,500 Class B ordinary shares, $0.00008 par value, were issued and outstanding.

i

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Some of the statements contained in this Annual Report on Form 10-K (this “Form 10-K”) may constitute “forward-looking statements” for purposes of the federal securities laws. Our forward-looking statements include, but are not limited to, statements regarding our or our management team’s expectations, hopes, beliefs, intentions or strategies regarding the future. In addition, any statements that refer to projections, forecasts or other characterizations of future events or circumstances, including any underlying assumptions, are forward-looking statements. The words “anticipate,” “believe,” “continue,” “could,” “estimate,” “expect,” “intends,” “may,” “might,” “plan,” “possible,” “potential,” “predict,” “project,” “should,” “would” and similar expressions may identify forward-looking statements, but the absence of these words does not mean that a statement is not forward-looking. Forward-looking statements in this Form 10-K may include, for example, statements about:

•	our ability to select an appropriate target business;
•	our ability to complete our initial business combination;
•	our ability to meet the closing conditions in the Business Combination Agreement (as defined herein) and to complete our Business Combination;
•
the occurrence of any event, change or other circumstance that could give rise to the termination of the Business Combination Agreement or could otherwise cause the transactions contemplated therein to fail to close;

•	our expectations around the performance of a prospective target business;
•	our success in retaining or recruiting, or changes required in, our officers, key employees or directors following our initial business combination;
•	our officers and directors allocating their time to other businesses and potentially having conflicts of interest with our business or in approving our initial business combination;
•	the proceeds of the forward purchase shares being available to us;
•	our potential ability to obtain additional financing to complete our initial business combination;
•	our pool of prospective target businesses;
•	our ability to consummate an initial business combination due to the uncertainty resulting from the ongoing COVID-19 pandemic;
•	the ability of our officers and directors to generate a number of potential investment opportunities;
•	our public securities’ liquidity and trading;
•	the lack of a market for our securities;
•	the use of funds not held in the trust account or available to us from interest income on the trust account balance;
•	the trust account not being subject to claims of third parties; or
•	our financial performance.

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

SUMMARY OF RISK FACTORS

An investment in our securities involves a high degree of risk. You should consider carefully all of the risks described below, together with the other information contained in this Annual Report on Form 10-K, before making a decision to invest in our securities. If any of the following events occur, our business, financial condition and operating results may be materially adversely affected. In that event, the trading price of our securities could decline, and you could lose all or part of your investment. Such risks include, but are not limited to:

•	We are a recently incorporated company with no operating history and no revenues, and you have no basis on which to evaluate our ability to achieve our business objective.

•	Past performance by our management team or their respective affiliates may not be indicative of future performance of an investment in us.

•
Our shareholders may not be afforded an opportunity to vote on our proposed initial Business Combination, which means we may complete our initial Business Combination even though a majority of our shareholders do not support such a combination.

•	Your only opportunity to affect the investment decision regarding a potential Business Combination may be limited to the exercise of your right to redeem your shares from us for cash.

•
If we seek shareholder approval of our initial Business Combination, our sponsor and members of our management team have agreed to vote in favor of such initial Business Combination, regardless of how our public shareholders vote.

•
The ability of our public shareholders to redeem their shares for cash may make our financial condition unattractive to potential Business Combination targets, which may make it difficult for us to enter into a Business Combination with a target.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares may not allow us to complete the most desirable Business Combination or optimize our capital structure.

•
The ability of our public shareholders to exercise redemption rights with respect to a large number of our shares could increase the probability that our initial Business Combination would be unsuccessful and that you would have to wait for liquidation in order to redeem your shares.

•
The requirement that we consummate an initial Business Combination by April 16, 2021 may give potential target businesses leverage over us in negotiating a Business Combination and may limit the time we have in which to conduct due diligence on potential Business Combination targets, in particular as we approach our dissolution deadline, which could undermine our ability to complete our initial Business Combination on terms that would produce value for our shareholders.

•
Our search for a Business Combination, and any target business with which we ultimately consummate a Business Combination, may be materially adversely affected by the ongoing COVID-19 outbreak and the status of debt and equity markets.

•
We may not be able to consummate an initial Business Combination within the time frame required after the closing of the initial public offering, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate.

•
If we seek shareholder approval of our initial Business Combination, our sponsor, directors, executive officers, advisors and their affiliates may elect to purchase public shares or warrants, which may influence a vote on a proposed Business Combination and reduce the public “float” of our Class A ordinary shares or public warrants.

•
If a shareholder fails to receive notice of our offer to redeem our public shares in connection with our initial Business Combination, or fails to comply with the procedures for tendering its shares, such shares may not be redeemed.

•
You will not have any rights or interests in funds from the trust account, except under certain limited circumstances. Therefore, to liquidate your investment, you may be forced to sell your public shares or warrants, potentially at a loss.

•	The NYSE may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.

•	You will not be entitled to protections normally afforded to investors of many other blank check companies.

•
If we seek shareholder approval of our initial Business Combination and we do not conduct redemptions pursuant to the tender offer rules, and if you or a “group” of shareholders are deemed to hold in excess of 15% of our Class A ordinary shares, you will lose the ability to redeem all such shares in excess of 15% of our Class A ordinary shares.

•
Because of our limited resources and the significant competition for Business Combination opportunities, it may be more difficult for us to complete our initial Business Combination. If we have not consummated our initial Business Combination within the required time period, our public shareholders may receive only approximately $10.00 per public share, or less in certain circumstances, on the liquidation of our trust account and our warrants will expire worthless.

•
If the net proceeds of our initial public offering and the sale of the private placement warrants not being held in the trust account are insufficient to allow us to operate for period of time between our initial public offering and any business combination, it could limit the amount available to fund our search for a target business or businesses and our ability to complete our initial Business Combination, and we will depend on loans from our sponsor, its affiliates or members of our management team to fund our search and to complete our initial Business Combination.

•	The other risks and uncertainties discussed in “Risk Factors” and elsewhere in this Annual Report on Form 10-K.

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

A total of $172,500,000 from the proceeds we received from the initial public offering and the sale of the private placement warrants was placed in a segregated trust account located in the United States at Deutsche Bank Trust Company Americas, with American Stock Transfer & Trust Company acting as trustee. The amounts held in the trust account are invested in permitted United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act of 1940, as amended (the “Investment Company Act”), having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act that invest only in direct U.S. government treasury obligations. Except with respect to interest earned on the funds in the trust account that may be released to us to pay our taxes, the funds held in the trust account will not be released until the earliest of: (i) the completion of our initial business combination; (ii) the redemption of any public shares properly submitted in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2021 or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares; and (iii) the redemption of our public shares if we are unable to complete our initial business combination by April 16, 2021, subject to applicable law.

As of December 31, 2020, there was approximately $174,542,012 in investments and cash held in the trust account and approximately $124,878 of cash held outside the trust account. As of December 31, 2020, no amounts have been withdrawn from the trust account to pay taxes.

On January 5, 2021, the Company announced that it had entered into a non-binding letter of intent (the “Letter of Intent”) with a next generation technology developer (the “Target”) for an initial business combination. The Target has developed a technology targeting consumer healthcare applications, and the Company believes the Target is a compelling investment opportunity given its cutting-edge technology and commercial opportunity. Completion of the transaction is subject to, among other matters, the completion of due diligence, the negotiation of a definitive agreement providing for the transaction, satisfaction of the conditions negotiated therein and approval of the transaction by the Company’s stockholders. Accordingly, there can be no assurance that a definitive agreement will be entered into or that the proposed transaction will be consummated.

On January 12, 2021, the Company held an Extraordinary General Meeting at which its shareholders approved a special resolution (the “Extension Proposal”) to amend the Company’s amended and restated memorandum and articles of association to extend the date, from January 16, 2021 to April 16, 2021, by which the Company must either (a) consummate a business combination or (b) (i) cease all operations except for the purpose of winding up; (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem all of the Company’s Class A ordinary shares included as part of the units sold in the Company’s initial public offering that was consummated on July 16, 2019; and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining members and the Company’s board of directors, liquidate and dissolve, subject in the case of (ii) and (iii), to its obligations under Cayman Islands law to provide for claims of creditors and in all cases subject to the other requirements of applicable law.

In connection with the vote to approve the Extension Proposal, no holders of Class A ordinary shares exercised their right to redeem their shares for cash, and no holders of public warrants exercised their right to require the sponsor of the Company to repurchase or cause one of its affiliates to repurchase their public warrants for cash.

Under Cayman Islands law, the amendment to the Articles took effect upon approval of the Extension Proposal. Accordingly, the Company now has until April 16, 2021 to consummate its initial business combination. The approval of the Extension Proposal will provide an opportunity for the Company’s shareholders to evaluate the Company’s proposed business combination with the Target.

On March 19, 2021 we entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), by and among Rockley Photonics Limited, a company incorporated under the laws of England and Wales with company number 08683015 (the “Rockley”), Rockley Photonics Holdings Limited, an exempted company incorporated in the Cayman Islands with limited liability (“HoldCo”), and Rockley Mergersub Limited, an exempted company incorporated in the Cayman Islands with limited liability and a direct wholly owned subsidiary of HoldCo (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby (the “Rockley Business Combination”) were approved by our board of directors and the boards of directors of each of HoldCo, Merger Sub and Rockley.

Concurrently with the execution of the Business Combination Agreement, the Company and HoldCo entered into subscription agreements (the “Investor Subscription Agreements”) with certain investors and individuals, including, among others, SC Health Group Limited (an affiliate of the Sponsor), Medtronic, Senvest Management LLC and UBS O’Connor. Pursuant to the Investor Subscription Agreements, each investor agreed to subscribe for and purchase, and HoldCo agreed to issue and sell an aggregate of $150,000,000 shares in HoldCo, which will take effect immediately prior to the closing of the Rockley Business Combination.

Previously we had entered into a forward purchase agreement with SC Health Group Limited which provided for the purchase by SC Health Group Limited of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 1,250,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share and accompanying fraction of a warrant in a private placement to close concurrently with the closing of our initial business combination. As part of the Rockley Business Combination, we agreed with SC Health Group Limited that the Forward Purchase Agreement should be terminated and instead of purchasing $50,000,000 of Class A ordinary shares pursuant to the forward purchase agreement, SC Health Group Limited would instead enter into the Investor Subscription Agreement referenced above and, pursuant to that agreement, has agreed to purchase an aggregate of $50,000,000 shares in HoldCo.

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

Our Sponsor and executive officers have agreed, pursuant to a written letter agreement, not to participate in the formation, or become an officer or director of, and blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 16, 2021.

Redemption rights for public shareholders upon completion of our initial business combination

We will provide our public shareholders with the opportunity to redeem all or a portion of their Class A ordinary shares upon the completion of our initial business combination at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account calculated as of two business days prior to the consummation of the initial business combination, including interest (net of taxes payable), divided by the number of then outstanding public shares, subject to the limitations described herein. The amount in the trust account was $174,542,012 as of December 31, 2020. The per share amount we will distribute to investors who properly redeem their shares will not be reduced by the deferred underwriting commissions we will pay to the underwriters. Our initial shareholders have entered into agreements with us, pursuant to which they have agreed to waive their redemption rights with respect to their founder shares and public shares in connection with the completion of our initial business combination. The other members of our management team have entered into agreements similar to the one entered into by our Sponsor with respect to any public shares acquired by them in or after the initial public offering.

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

Each holder of public warrants (other than our Sponsor and its affiliates) will have the right to require our Sponsor to repurchase or cause one of its affiliates to repurchase, at $1.00 per public warrant (exclusive of commissions), the outstanding public warrants in connection with a proposed amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 16, 2021 or a proposed amendment to the terms of our public warrants that would affect the substance or timing of the right of holders of our public warrants to receive $1.00 per public warrant in the various circumstances described in the warrant agreement. Any such purchases would occur in connection with the effectiveness of such amendment.

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

Our amended and restated memorandum and articles of association provide that we will have only 18 months, as may be extended by a vote of our shareholders, from the closing of the initial public offering to complete our initial business combination. On January 1, 2021, our shareholders voted to extend the date by which we must complete our initial business combination to April 16, 2021. If we are unable to complete our initial business combination by April 16, 2021, we will: (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the public shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), divided by the number of then outstanding public shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidation distributions, if any) and (iii) as promptly as reasonably possible following such redemption, subject to the approval of our remaining shareholders and our board of directors, liquidate and dissolve, subject in the case of clauses (ii) and (iii), to our obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to our warrants, which will expire worthless if we fail to complete our initial business combination within the 18-month time period.

Our initial shareholders have entered into agreements with us, pursuant to which they have waived their rights to liquidating distributions from the trust account with respect to their founder shares if we fail to complete our initial business combination by April 16, 2021. However, if our initial shareholders or management team acquire public shares in or after the initial public offering, they will be entitled to liquidating distributions from the trust account with respect to such public shares if we fail to complete our initial business combination within the allotted 18-month time period. Our amended and restated memorandum and articles of association will provide that, in the event we commence a liquidation and all public shares have been redeemed, all founder shares not held by our Sponsor shall be surrendered to the company for no consideration, such that only the founder shares held by our Sponsor share in any assets in liquidation.

Our Sponsor, executive officers and directors have agreed, pursuant to a written agreement with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2021, unless (i) we provide our public shareholders with the opportunity to redeem their public shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares and (ii) each holder of public warrants is provided the right to require our Sponsor or an affiliate to repurchase, at $1.00 per public warrant (exclusive of commissions), the outstanding public warrants. However, we will only redeem our public shares so long as (after such redemption) our net tangible assets will be at least $5,000,001, either prior to or upon consummation of our initial business combination, after payment of the deferred underwriting commission (so that we are not subject to the SEC’s “penny stock” rules). If this optional redemption right is exercised with respect to an excessive number of public shares such that we cannot satisfy the net tangible asset requirement, we would not proceed with the amendment or the related redemption of our public shares at such time and all public shares submitted for redemption would be returned to the holders thereof. In such an event, if sufficient time remains in the period in which we must complete our initial business combination pursuant to our amended and restated memorandum and articles of association to permit a new or revised proposal to be considered by our shareholders, we may determine to seek shareholder approval of a new or revised amendment. If sufficient time does not remain, we will cease all operations except for the purpose of winding up, redeem the public shares and undertake the process of liquidation and dissolution, each as described herein.

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

We will seek to reduce the possibility that our Sponsor will have to indemnify the trust account due to claims of creditors by endeavoring to have all vendors, service providers, prospective target businesses or other entities with which we do business execute agreements with us waiving any right, title, interest or claim of any kind in or to monies held in the trust account. Our Sponsor will also not be liable as to any claims under our indemnity of the underwriters of the initial offering against certain liabilities, including liabilities under the Securities Act. As of December 31, 2020, we had approximately $124,878 of cash held outside the trust account with which to pay any such potential claims (including costs and expenses incurred in connection with our liquidation, currently estimated to be no more than approximately $100,000). In the event that we liquidate and it is subsequently determined that the reserve for claims and liabilities is insufficient, shareholders who received funds from our trust account could be liable for claims made by creditors.

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

Our public shareholders will be entitled to receive funds from the trust account only (i) in the event of the redemption of our public shares if we do not complete our initial business combination by April 16, 2021, (ii) in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2021 or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares or (iii) if they redeem their respective shares for cash upon the completion of the initial business combination. In no other circumstances will a shareholder have any right or interest of any kind to or in the trust account. In the event we seek shareholder approval in connection with our initial business combination, a shareholder’s voting in connection with the business combination alone will not result in a shareholder’s redeeming its shares to us for an applicable pro rata share of the trust account. Such shareholder must have also exercised its redemption rights described above. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote.

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

Risks Relating to Our Identification of a Business Combination Target and Consummation of a Business Combination

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

If we seek shareholder approval of our initial business combination, including the Rockley Business Combination, our initial shareholders and management team have agreed to vote their founder shares in favor of such initial business combination, and our management team and initial shareholders have also agreed to vote any public shares purchased during or after the initial public offering in favor of our initial business combination, regardless of how our public shareholders vote.

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

In addition, concurrently with the execution of the Business Combination Agreement, the Sponsor, the Company, Rockley, HoldCo and Merger Sub entered into the SPAC Investor Support Agreement, pursuant to which the Sponsor has agreed to, among other things, vote in favor of the transactions contemplated by the Business Combination Agreement and the related transaction proposals contemplated therein, and vote against certain transactions involving the Company or against any proposal or agreement that would reasonably be expected to, among other things, impede or nullify the transactions contemplated by the Business Combination Agreement, result in a breach of any obligation or agreement of the Company under the Business Combination Agreement or ancillary agreements, result in any of the conditions to obligations of the Business Combination Agreement not being fulfilled or change the dividend policy or capitalization of the Company.

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

The requirement that we complete our initial business combination by April 16, 2021 may give potential target businesses leverage over us in negotiating a business combination and may limit the time we have in which to conduct due diligence on potential business combination targets as we approach our dissolution deadline, which could undermine our ability to complete our initial business combination on terms that would produce value for our shareholders.

Any potential target business with which we enter into negotiations concerning a business combination will be aware that we must complete our initial business combination by April 16, 2021. Consequently, such target business may obtain leverage over us in negotiating a business combination, knowing that if we do not complete our initial business combination with that particular target business, we may be unable to complete our initial business combination with any target business. This risk will increase as we get closer to the timeframe described above. In addition, we may have limited time to conduct due diligence and may enter into our initial business combination on terms that we would have rejected upon a more comprehensive investigation.

Our search for a business combination, and any target business with which we ultimately consummate a business combination, including Rockley, may be materially adversely affected by COVID-19 outbreak and other events and the status of debt and equity markets.

In December 2019, a novel strain of coronavirus was reported to have surfaced, which has and is continuing to spread throughout parts of the world, including the United States. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern.” On January 31, 2020, U.S. Health and Human Services Secretary Alex M. Azar II declared a public health emergency for the United States to aid the U.S. healthcare community in responding to COVID-19, and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” The COVID-19 outbreak has adversely affected, and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) could adversely affect, economies and financial markets worldwide, business operations and the conduct of commerce generally, and the business of any potential target business with which we consummate a business combination could be, or may already have been, materially and adversely affected. Furthermore, we may be unable to complete a business combination if concerns relating to COVID-19 continue to restrict travel or limit the ability to have meetings with potential investors, or the target company’s personnel, vendors and services providers are unavailable to negotiate and consummate a transaction in a timely manner. The extent to which COVID-19 impacts our search for a business combination will depend on future developments, which are highly uncertain and cannot be predicted, including new information which may emerge concerning the severity of COVID-19 and the actions to contain COVID-19 or treat its impact, among others. If the disruptions posed by COVID-19 or other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) continue for an extensive period of time, our ability to consummate a business combination, or the operations of a target business with which we ultimately consummate a business combination, may be materially adversely affected.

In addition, our ability to consummate a transaction may be dependent on the ability to raise equity and debt financing which may be impacted by COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases), including as a result of increased market volatility and decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Finally, the outbreak of COVID-19 may also have the effect of heightening many of the other risks described in this “Risk Factors” section, such as those related to the market for our securities and cross border transactions.

We may not be able to complete our initial business combination, including the Rockley Business Combination, by April 16, 2021, in which case we would cease all operations except for the purpose of winding up and we would redeem our public shares and liquidate, in which case our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless, subject to the warrant holders’ right to receive $1.00 per public warrant.

We may not be able to complete our initial business combination by April 16, 2021. Our ability to complete our initial business combination may be negatively impacted by general market conditions, volatility in the capital and debt markets and the other risks described herein including as a result of terrorist attacks, natural disasters or a significant outbreak of infectious diseases. For example, the outbreak of Coronavirus Disease 2019 (“COVID-19”) continues to grow both in the U.S. and globally and, while the extent of the impact of the outbreak on us will depend on future developments, it could limit our ability to complete our initial business combination, including as a result of increased market volatility, decreased market liquidity and third-party financing being unavailable on terms acceptable to us or at all. Additionally, the outbreak of COVID-19 and other events (such as terrorist attacks, natural disasters or a significant outbreak of other infectious diseases) may negatively impact businesses we may seek to acquire.

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

Our public shareholders will be entitled to receive funds from the trust account only upon the earlier to occur of (i) our completion of an initial business combination, and then only in connection with those Class A ordinary shares that such shareholder properly elected to redeem, subject to the limitations described herein, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2021 or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares and (iii) the redemption of our public shares if we are unable to complete an initial business combination by April 16, 2021, subject to applicable law and as further described herein. In no other circumstances will a public shareholder have any right or interest of any kind in the trust account. Holders of warrants will not have any right to the proceeds held in the trust account with respect to the warrants. Accordingly, to liquidate their investment, our public shareholders and holders of warrants may be forced to sell their public shares or warrants, potentially at a loss.

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

If our funds held outside the trust account are insufficient to allow us to operate for until April 16, 2021, it could limit the amount available to fund our search for a target business or businesses and complete our initial business combination, and we will depend on loans from our Sponsor or an affiliate of our Sponsor to fund our search and to complete our initial business combination.

At December 31, 2020, we had approximately $124,878 available to us outside the trust account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $644,101 from our investments in the trust account. The funds available to us outside the trust account may not be sufficient to allow us to operate until April 16, 2021. Of the funds available to us, we could use a portion of the funds available to us to pay fees to consultants to assist us with our search for a target business. We could also use a portion of the funds as a down payment or to fund a “no-shop” provision (a provision in letters of intent or merger agreements designed to keep target businesses from “shopping” around for transactions with other companies or investors on terms more favorable to such target businesses) with respect to a particular proposed business combination, although we do not have any current intention to do so. If we entered into a letter of intent or merger agreement where we paid for the right to receive exclusivity from a target business and were subsequently required to forfeit such funds (whether as a result of our breach or otherwise), we might not have sufficient funds to continue searching for, or conduct due diligence with respect to, a target business.

If we are unable to complete our initial business combination, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may receive only their pro rata portion of the funds in the trust account that are available for distribution to public shareholders and our warrants will expire worthless. If our funds held outside the trust account are insufficient, it could limit the amount available to fund our search for a target business and complete our initial business combination, and we will depend on loans from our Sponsor or management team to fund our search and to complete our business combination. As of December 31, 2020, we had approximately $124,878 available outside of the trust account to fund our working capital requirements, which excludes interest income available to us for tax obligations of approximately $644,101 from our investments in the trust account. If we are required to seek additional capital, we would need to borrow funds from our Sponsor, its affiliates, our management team or other third parties to operate or may be forced to liquidate. Neither our Sponsor, members of our management team nor any of their affiliates is under any obligation to advance funds to us in such circumstances. Any such advances would be repaid only from funds held outside the trust account or from funds released to us upon completion of our initial business combination. Up to $2,000,000 of such loans may be convertible into warrants of the post-business combination entity at a price of $1.00 per warrant at the option of the lender. The warrants would be identical to the private placement warrants. Prior to the completion of our initial business combination, we do not expect to seek loans from parties other than our Sponsor or an affiliate of our Sponsor as we do not believe third parties will be willing to loan such funds and provide a waiver against any and all rights to seek access to funds in our trust account. If we are unable to complete our initial business combination because we do not have sufficient funds available to us, we will be forced to cease operations and liquidate the trust account. Consequently, our public shareholders may only receive an estimated $10.00 per share, or possibly less, on our redemption of our public shares, and our warrants will expire worthless, subject to the warrant holders’ right to receive $1.00 per public warrant.

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

We may issue additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares upon the conversion of the founder shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions contained therein. Any such issuances would dilute the interest of our shareholders and likely present other risks. We have entered into the Investor Subscription Agreements and Individual Subscription Agreements in connection with the Business Combination.

Our amended and restated memorandum and articles of association authorizes the issuance of up to 180,000,000 Class A ordinary shares, par value $0.0001 per share, 25,000,000 Class B ordinary shares, par value $0.00008 per share, and 1,000,000 preference shares, par value $0.0001 per share. At December 31, 2020, there were 162,750,000 and 19,437,500 authorized but unissued Class A ordinary shares and Class B ordinary shares, respectively, available for issuance, which amount does not take into account shares reserved for issuance upon exercise of outstanding warrants and the forward purchase warrants, shares issuable upon conversion of the Class B ordinary shares or shares issued upon the sale of the forward purchase shares. The Class B ordinary shares are automatically convertible into Class A ordinary shares at the time of our initial business combination. At December 31, 2020, there were no preference shares issued and outstanding.

Concurrently with the execution of the Business Combination Agreement, the Company and HoldCo entered into (i) the Investor Subscription Agreements pursuant to which HoldCo agreed to issue and sell an aggregate of $150,000,000 shares in HoldCo, which will take effect immediately prior to the closing of the Rockley Business Combination, and (ii) the Individual Subscription Agreements pursuant to which HoldCo agreed to issue and sell an aggregate of $2,100,000 shares in HoldCo, which will take effect immediately prior to the closing of the Rockley Business Combination.

We may otherwise issue a substantial number of additional Class A ordinary shares or preference shares to complete our initial business combination or under an employee incentive plan after completion of our initial business combination. We may also issue Class A ordinary shares to redeem the warrants or upon conversion of the Class B ordinary shares at a ratio greater than one-to-one at the time of our initial business combination as a result of the anti-dilution provisions as set forth herein. However, our amended and restated memorandum and articles of association provide, among other things, that prior to our initial business combination, we may not issue additional shares that would entitle the holders thereof to (i) receive funds from the trust account or (ii) vote on any initial business combination. These provisions of our amended and restated memorandum and articles of association, like all provisions of our amended and restated memorandum and articles of association, may be amended with a shareholder vote. The issuance of additional ordinary or preference shares:

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

We do not believe that our principal activities subject us to the Investment Company Act. To this end, the proceeds held in the trust account may only be invested in United States “government securities” within the meaning of Section 2(a)(16) of the Investment Company Act having a maturity of 180 days or less or in money market funds meeting certain conditions under Rule 2a-7 promulgated under the Investment Company Act which invest only in direct U.S. government treasury obligations. Pursuant to the trust agreement, the trustee is not permitted to invest in other securities or assets. By restricting the investment of the proceeds to these instruments, and by having a business plan targeted at acquiring and growing businesses for the long term (rather than on buying and selling businesses in the manner of a merchant bank or private equity fund), we intend to avoid being deemed an “investment company” within the meaning of the Investment Company Act. The trust account is intended as a holding place for funds pending the earliest to occur of either: (i) the completion of our initial business combination, (ii) the redemption of any public shares properly tendered in connection with a shareholder vote to amend our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2021 or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares or (iii) absent an initial business combination by April 16, 2021, our return of the funds held in the trust account to our public shareholders as part of our redemption of the public shares. If we do not invest the proceeds as discussed above, we may be deemed to be subject to the Investment Company Act. If we were deemed to be subject to the Investment Company Act, compliance with these additional regulatory burdens would require additional expenses for which we have not allotted funds and may hinder our ability to complete a business combination. If we are unable to complete our initial business combination, our public shareholders may only receive their pro rata portion of the funds in the trust account that are available for distribution to public shareholders, and our warrants will expire worthless, subject to the warrant holders’ right to receive $1.00 per public warrant.

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

If we are unable to consummate our initial business combination by April 16, 2021, our public shareholders may be forced to wait beyond such time before redemption from our trust account.

If we are unable to consummate our initial business combination w by April 16, 2021, the proceeds then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond April 16, 2021 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

As of December 31, 2020, our Sponsor held an aggregate of 5,562,500 founder shares, 4,312,500 of which were issued in exchange for a capital contribution of $25,000, or approximately $0.006 per share. Prior to the initial investment in the company of $25,000 by our Sponsor, the company had no assets, tangible or intangible. In 2019, our Sponsor transferred 25,000 founder shares to each of our independent director nominees at their original purchase price. The per share price of the founder shares was determined by dividing the amount contributed to the company by the number of founder shares issued. The founder shares held by our Sponsor will be worthless if we do not complete an initial business combination. In addition, our Sponsor purchased an aggregate of 5,450,000 private placement warrants, each exercisable to purchase one Class A ordinary share at $11.50 per share, at a price of $1.00 per warrant ($5,450,000 in the aggregate), in a private placement that closed simultaneously with the closing of the initial public offering. If we do not complete our initial business combination by April 16, 2021, the private placement warrants will expire worthless. The personal and financial interests of our executive officers and directors may influence their motivation in identifying and selecting a target business combination, completing an initial business combination and influencing the operation of the business following the initial business combination. This risk may become more acute as the 18-month anniversary of the closing of the initial public offering nears, which is the deadline for our completion of an initial business combination.

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

The net proceeds from our initial public offering and the sale of the private placement warrants and forward purchase shares will provide us with up to $217,725,593 (after deducting payment of offering expenses of $736,907 and underwriting commissions of $9,487,500 but not deducting any of the proceeds not held in trust which may be used to pay working capital expenses) that we may use to complete our initial business combination.

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

In order to effectuate an initial business combination, blank check companies have, in the recent past, amended various provisions of their charters and other governing instruments, including their warrant agreements. We cannot assure you that we will not seek to amend our amended and restated memorandum and articles of association or governing instruments in a manner that will make it easier for us to complete our initial business combination that our shareholders may not support. For example, blank check companies have amended the definition of business combination, increased redemption thresholds, changed industry focus and, with respect to their warrants, amended their warrant agreements to require the warrants to be exchanged for cash and/or other securities. Amending our amended and restated memorandum and articles of association will require a special resolution of our shareholders as a matter of Cayman Islands law, meaning the approval of holders of at least two-thirds of our ordinary shares who attend and vote at a general meeting of the company, and amending our warrant agreement will require a vote of holders of at least 50% of the public warrants. In addition, our amended and restated memorandum and articles of association require us to provide our public shareholders with the opportunity to redeem their public shares for cash if we propose an amendment to our amended and restated memorandum and articles of association (A) to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete an initial business combination by April 16, 2021 or (B) with respect to any other provisions relating to the rights of our Class A ordinary shares. To the extent any of such amendments would be deemed to fundamentally change the nature of any of the securities offered through this registration statement, we would register, or seek an exemption from registration for, the affected securities. In addition, our warrant agreement provides that, in connection with a proposed amendment to the terms of our public warrants that would affect the substance or timing of the right of holders of our public warrants to receive $1.00 per public warrant in the various circumstances described in the warrant agreement, each holder of public warrants (other than our Sponsor and its affiliates) will have the right to require our Sponsor to repurchase or cause one of its affiliates to repurchase, at $1.00 per public warrant (exclusive of commissions), the outstanding public warrants.

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

Risks Relating to the Post-Business Combination Company

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

Risks Relating to Acquiring and Operating a Business in Foreign Countries

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

If we effect our initial business combination with such a company, we would be subject to any special considerations or risks associated with companies operating in an international setting, including any of the following:

•	costs and difficulties inherent in managing cross-border business operations;
•	rules and regulations regarding currency redemption;
•	complex corporate withholding taxes on individuals;
•	laws governing the manner in which future business combinations may be effected;
•	exchange listing and/or delisting requirements;
•	tariffs and trade barriers;
•	regulations related to customs and import/export matters;
•	local or regional economic policies and market conditions;
•	unexpected changes in regulatory requirements;
•	longer payment cycles;

•	changes in local regulations as part of a response to the COVID-19 outbreak or a significant outbreak of other infectious diseases;
•	tax issues, such as tax law changes and variations in tax laws as compared to the United States;
•	currency fluctuations and exchange controls;
•	rates of inflation;
•	challenges in collecting accounts receivable;
•	cultural and language differences;
•	employment regulations;
•	underdeveloped or unpredictable legal or regulatory systems;
•	corruption;
•	protection of intellectual property;
•	social unrest, crime, strikes, riots and civil disturbances;
•	regime changes and political upheaval;
•	terrorist attacks and wars;
•	health epidemics and pandemics; and
•	deterioration of political relations with the United States.

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

Risks Relating to our Management Team

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

Risks Relating to our Securities

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

Our Sponsor, executive officers and directors have agreed, pursuant to agreements with us, that they will not propose any amendment to our amended and restated memorandum and articles of association to modify the substance or timing of our obligation to redeem 100% of our public shares if we do not complete our initial business combination by April 16, 2021, unless we provide our public shareholders with the opportunity to redeem their Class A ordinary shares upon approval of any such amendment at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the trust account, including interest (net of taxes payable), divided by the number of then outstanding public shares. Our shareholders are not parties to, or third-party beneficiaries of, these agreements and, as a result, will not have the ability to pursue remedies against our Sponsor, executive officers or directors for any breach of these agreements. As a result, in the event of a breach, our shareholders would need to pursue a shareholder derivative action, subject to applicable law.

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

General Risks Factors

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

As the number of special purpose acquisition companies evaluating targets increases, attractive targets may become scarcer and there may be more competition for attractive targets. This could increase the valuations of business combination targets and the cost of our initial business combination, and could even result in our inability to find a target or to consummate an initial business combination.

In recent years, the number of special purpose acquisition companies that have been formed has increased substantially. Many potential targets for special purpose acquisition companies have already entered into an initial business combination, and there are still many special purpose acquisition companies seeking targets for their initial business combination, as well as many such companies currently in registration. As a result, at times, fewer attractive targets may be available, and it may require more time, more effort and more resources to identify a suitable target and to consummate an initial business combination.

In addition, because there are more special purpose acquisition companies seeking to enter into an initial business combination with available targets, the competition for available targets with attractive fundamentals or business models may increase, which could cause target companies to demand improved financial terms. Attractive deals could also become scarcer for other reasons, such as economic or industry sector downturns, geopolitical tensions, or increases in the cost of additional capital needed to close business combinations or operate targets post-business combination. This could increase the cost of, delay or otherwise complicate or frustrate our ability to find and consummate an initial business combination, and may result in our inability to consummate an initial business combination on terms favorable to our investors altogether.

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

Holders

As of March 30, 2021, there was 1 holder of record of our units, 1 holder of record of our Class A ordinary shares, 4 holders of record of our Class B ordinary shares and 2 holders of record of our warrants.

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

Recent Developments

On March 19, 2021 we entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), by and among Rockley Photonics Limited, a company incorporated under the laws of England and Wales with company number 08683015 (the “Rockley”), Rockley Photonics Holdings Limited, an exempted company incorporated in the Cayman Islands with limited liability (“HoldCo”), and Rockley Mergersub Limited, an exempted company incorporated in the Cayman Islands with limited liability and a direct wholly owned subsidiary of HoldCo (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby (the “Rockley Business Combination”) were approved by our board of directors and the boards of directors of each of HoldCo, Merger Sub and Rockley.

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to December 31, 2020 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the year ended December 31, 2020, we had net loss of $1,091,958, which consisted of operating expenses of $1,736,059, offset by interest earned on investments held in the Trust Account of $644,101.

For the year ended December 31, 2019, we had net income of $958,107, which consisted of interest earned on marketable securities held in the Trust Account of $1,397,911, offset by operating expenses of $439,804.

Liquidity and Capital Resources

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
For the year ended December 31, 2020, net cash used in operating activities was $747,535. Net loss of $1,091,958 was impacted by interest earned on investments of $644,101. Changes in operating assets and liabilities provided $988,524 of cash from operating activities.

For the year ended December 31, 2019, net cash used in operating activities was $515,847. Net income of $958,107 was impacted by interest earned on marketable securities of $1,397,911. Changes in operating assets and liabilities used $76,043 of cash from operating activities.

At December 31, 2020, we had investments held in the Trust Account of $174,542,012. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At December 31, 2020, we had cash of $124,878 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of December 31, 2020. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Class A Ordinary Shares Subject to Possible Redemption

We account for our Class A ordinary shares subject to possible redemption in accordance with the guidance in Accounting Standards Codification (“ASC”) Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within our control) is classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. Our Class A ordinary shares feature certain redemption rights that are considered to be outside of our control and subject to occurrence of uncertain future events. Accordingly, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of our balance sheets.

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

As of December 31, 2020, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

Item 8.	Consolidated Financial Statements and Supplementary Data.

This information appears following Item 15 of this Report and is included herein by reference.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A.	Controls and Procedures.

Disclosure Controls and Procedures

Disclosure controls and procedures are controls and other procedures that are designed to ensure that information required to be disclosed in our reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in company reports filed or submitted under the Exchange Act is accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based upon their evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

Management’s Annual Report on Internal Control over Financial Reporting

As required by SEC rules and regulations implementing Section 404 of the Sarbanes-Oxley Act, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting purposes in accordance with GAAP. Our internal control over financial reporting includes those policies and procedures that:

(1)	pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of our company,

(2)
provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors, and

(3)	provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect errors or misstatements in our financial statements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree or compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of our internal control over financial reporting at December 31, 2020. In making these assessments, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control — Integrated Framework (2013). Based on our assessments and those criteria, management determined that we maintained effective internal control over financial reporting as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of internal controls from our independent registered public accounting firm due to our status as an emerging growth company under the JOBS Act.

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act, such as this Report, is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of December 31, 2020, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, our Certifying Officers concluded that, as of December 31, 2020, our disclosure controls and procedures were effective.

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

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Officers and Directors

Our executive officers and directors are as follows:

Name	Age	Position
David Sin	42	Chairman
AJ Coloma	40	Chief Executive Officer and Director
Eric Teo	42	Chief Financial Officer
Lim Cheok Peng	74	Director
Frank Lavin	63	Director
Suresh Marimuthu	53	Director

David Sin has served as our Chairman since inception. In December 2008, Mr. Sin founded the SINCap group of companies, a multi-asset investment group focused on real estate and private investments across Asia, and he has served as the Chief Executive Officer since inception. Mr. Sin is also the Co-Founder, Deputy Chairman and Group President of FHC, a leading vertically integrated healthcare platform in the Asia Pacific region, where he has served as Deputy Chairman since September 2016 and Group President since March 2018. Mr. Sin previously served as Executive Chairman of FHC from 2013 to 2016. Mr. Sin has been instrumental in growing FHC from a Singapore-only business to a pan-regional platform across eight markets in the Asia Pacific region. Before that, he served as an Associate Director of American International Group, Inc. and a Financial Analyst at Goldman Sachs, where he gained experience in investment banking and special situations investing. Mr. Sin is a World Economic Forum Young Global Leader (2018) and a member of the Harvard Business School Global Leaders Circle. Mr. Sin holds a BA in Accounting in Finance from The University of Manchester and an MBA from the Harvard Business School. We believe that Mr. Sin is well-qualified to serve as a member of our board of directors due to his experience investing across Asia and his leadership in the healthcare industry.

AJ Coloma has served as our Chief Executive Officer since inception and as a director since the initial public offering. Since January 2019, Mr. Coloma has served as Managing Director-Investments at SINCap, where he focuses on private equity investing in the Asia Pacific region. Since January 2019, Mr. Coloma has acted as Group Head of M&A at FHC, where he is responsible for leading group M&A activities in the healthcare space across the Asia Pacific region. Previously, from October 2016 to January 2019, Mr. Coloma served as Director-Investments at SINCap. Before SINCap, from January 2015 to October 2016, Mr. Coloma served as Director, Investment Banking at Credit Suisse, a multinational investment bank and financial services company. Mr. Coloma previously served as Vice President, Investment Banking at Credit Suisse from January 2012 to December 2014, and as Associate, Investment Banking from July 2008 to December 2011. In his over 10 years of experience in the Asia Pacific region, Mr. Coloma has executed over 50 transactions in excess of $25 billion in total value. Mr. Coloma holds a BS and an MBA from the New York University-Leonard N. Stern School of Business.

Eric Teo has served as our Chief Financial Officer since February 2021. From April 2021, Mr. Teo will serve as the Chief Operations Officer and Chief Financial Officer at SINCap. Prior to SINCap, from June 2018 to March 2021, he held various positions at FHC, most recently as Executive Vice President. Previously, from September 2011 to May 2018, Mr. Teo was a Financial Controller with Arisaig Partners, an investment management company. Before Arisaig Partners, Mr. Teo was a senior manager with Ernst & Young. Mr. Teo holds a Bachelor of Accountancy Degree from Nanyang Technological University and is a Chartered Accountant of Singapore with the Institute of Singapore Chartered Accountants.

Lim Cheok Peng has served as a director since the initial public offering. Dr. Lim possesses more than 40 years of experience in the healthcare sector, both as a medical practitioner and in managing hospital businesses. He has practiced internal medicine and cardiology at Mr. Elizabeth Hospital in Singapore since January 1985 and has been a physician at Gleneagles Hospital and Parkway East Hospital since January 1985 and June 1985, respectively. Dr. Lim currently serves as Vice Chairman of Cotec Healthcare, a Vietnamese hospital developer and subsidiary of the Vietnamese real estate firm Cotec Group. From 2011 to 2013, Dr. Lim served as the Managing Director of IHH Healthcare Berhad, a Malaysian-Singaporean private healthcare group focused on upmarket health services, and Asia’s largest private healthcare group. From 2000 to 2010, he served as Managing Director and Chief Executive Officer of Parkway Holdings Limited. Previously, from 1990 to 2000, he served as Executive Director of Parkway Group Healthcare Pte. Ltd. Both Parkway entities are subsidiaries of IHH Healthcare Berhad. Dr. Lim was instrumental in Parkway’s and IHH Healthcare’s expansion of their healthcare businesses in the Asia Pacific region, as well as in the Middle East and Turkey. Dr. Lim led a host of significant transactions, including the acquisition of Mount Elizabeth Hospital and East Shore Hospital (now Parkway East) as well as the Shenton Medical Group in Singapore in 1995, the acquisition of a control stake in Pantai Holdings Berhad in Malaysia in 2005, the acquisition of a control stake in The World Link Group in China in 2006 and the acquisition of a control stake in Acibadem Holdings in Turkey in 2011. He was also instrumental to several key projects during his tenure at Parkway / IHH, including the redevelopment of Gleneagles Hospital in Singapore from 1989 to 1994, the construction and commissioning of Gleneagles Kolkata in India in 2003 and the launch of Mount Elizabeth Novena in Singapore in 2009.

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

Frank Lavin has served as a director since the initial public offering. In 2010, Mr. Lavin founded Export Now, a U.S. firm that operates e-commerce stores in China for international brands, where he serves as Chief Executive Officer. Mr. Lavin previously served as Under Secretary for International Trade at the U.S. Department of Commerce from 2005 to 2007. Before that, Mr. Lavin served as U.S. Ambassador to Singapore from 2001 to 2005. In addition to those roles in government, he served in senior finance and management positions in Hong Kong and Singapore with Edelman, Bank of America and Citibank. Previously, Mr. Lavin served in the George H.W. Bush and Reagan Administrations, working in the Department of Commerce, Department of State, National Security Council and the White House. He served as Director of the White House Office of Political Affairs from 1987 to 1989.

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

Suresh Marimuthu has served as a director since the initial public offering. Since June 2016, Mr. Marimuthu has served as Chief Financial Officer and Adviser to the SJ Family office, which is involved in investment properties and technology business. Previously, from May 2008 to May 2016, Mr. Marimuthu served as M&A Transaction Services Partner for Singapore and Southeast Asia (SEA) at Deloitte & Touche, LLP, a professional services firm. Before Deloitte, he held various positions at PricewaterhouseCoopers (PwC) from June 1990 to April 2008. Mr. Marimuthu holds a Bachelor of Commerce from Murdoch University Australia and holds a CPA-Certified Practicing Accountants Australia, a CA-Malaysian Institute of Chartered Accountants and a CA-Institute of Singapore Chartered Accountants. We believe that Mr. Marimuthu is well-qualified to serve as a member of our board of directors due to his extensive experience regarding corporate finance and accounting matters and his experience in leadership roles at Deloitte and PwC.

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

The following table sets forth information regarding the beneficial ownership of our ordinary shares as of March 30, 2021 held by:

•	each person known by us to be the beneficial owner of more than 5% of any class of our outstanding ordinary shares;
•	each of our executive officers and directors; and
•	all our executive officers, directors and director nominees as a group.

The following table is based on 22,812,500 ordinary shares of outstanding at March 30, 2021, of which 17,250,000 were Class A ordinary shares and 5,562,500 were Class B ordinary shares. Unless otherwise indicated, it is believed that all persons named in the table below have sole voting and investment power with respect to all ordinary shares beneficially owned by them.

	Class A Ordinary Shares		Class B Ordinary Shares(2)
Name of Beneficial Owner(1)	Number of Shares Beneficially Owned	Approximate Percentage of Class	Number of Shares Beneficially Owned	Approximate Percentage of Class	Approximate Percentage of Outstanding Ordinary Shares
SC Health Holdings Limited (our Sponsor)(3)	-	-	5,487,500	98.7%	24.1%
David Sin(3)	-	-	5,487,500	98.7%	24.1%
AJ Coloma	-	-	-	-	-
Hwei Lynn Lau	-	-	-	-	-
Eric Teo	-	-	-	-	-
Lim Cheok Peng	-	-	25,000	*	*
Frank Lavin	-	-	25,000	*	*
Suresh Marimuthu	-	-	25,000	*	*
Glazer Capital, LLC(4)	2,200,048	12.8%	-	-	9.6%
Hudson Bay Capital Management LP(5)	1,283,210	7.4%	-	-	5.6%
Perceptive Advisors LLC(6)	1,000,000	5.8%	-	-	4.4%
Polar Asset Management Partners Inc.(7)	891,391	5.2%	-	-	3.9%
HGC Investment Management Inc.(8)	871,049	5.0%	-	-	3.8%
All executive officers and directors as a group (6 individuals)	-	-	5,562,500	100%	24.4%

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
(4) Based on a Schedule 13G/A filed with the SEC on February 16, 2021, by Glazer Capital, LLC and Paul J. Glazer. Glazer Capital, LLC and Paul J. Glazer exercise shared voting and dispositive power over 2,200,048 shares and their principal business address is 250 West 55th Street, Suite 30A, New York, New York 10019.
(5) Based on a Schedule 13G with the SEC on February 10, 2021, by Hudson Bay Capital Management LP and Sander Gerber. Hudson Bay Capital Management LP and Sander Gerber exercise shared voting and dispositive power over 1,283,210 shares and their principal business address is 777 Third Avenue, 30th Floor, New York, NY 10017.
(6) Based on a Schedule 13G with the SEC on February 16, 2021, by Perceptive Advisors LLC, Joseph Edelman and Perceptive Life Sciences Master Fund, Ltd. Perceptive Advisors LLC, Joseph Edelman and Perceptive Life Sciences Master Fund, Ltd. exercise shared voting and dispositive power over 1,000,000 shares and their principal business address is 51 Astor Place, 10th Floor, New York, NY 10003.
(7) Based on a Schedule 13G/A, filed with the SEC on February 10, 2021, by Polar Asset Management Partners Inc. Polar Asset Management Partners Inc. exercises sole voting and dispositive power over 891,391 shares. The principal business address of Polar Asset Management Partners Inc. is 401 Bay Street, Suite 1900, PO Box 19, Toronto, Ontario M5H 2Y4, Canada.
(8) Based on a Schedule 13G, filed with the SEC on February 14, 2020, by HGC Investment Management Inc. HGC Investment Management Inc. exercises sole voting and dispositive power over 871,049 shares. The principal business office of HGC Investment Management Inc. is 366 Adelaide, Suite 601, Toronto, Ontario M5V 1R9, Canada.

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

Each holder of public warrants (other than our Sponsor and its affiliates) will have the right to require our Sponsor to repurchase or cause one of its affiliates to repurchase, at $1.00 per public warrant (exclusive of commissions), the outstanding public warrants in connection with a proposed amendment to our amended and restated memorandum and articles of association that would affect the substance or timing of our obligation to redeem 100% of our public shares if we do not complete a business combination by April 16, 2021 or a proposed amendment to the terms of our public warrants that would affect the substance or timing of the right of holders of our public warrants to receive $1.00 per public warrant in the various circumstances described in the warrant agreement. Any such purchases would occur in connection with the effectiveness of such amendment.

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

Our Sponsor and executive officers have agreed, pursuant to a written letter agreement, not to participate in the formation of, or become an officer or director of, any other blank check company until we have entered into a definitive agreement regarding our initial business combination or we have failed to complete our initial business combination by April 16, 2021. We currently maintain our executive offices at 108 Robinson Road #10-00, Singapore 068900. The cost for our use of this space is included in the $10,000 per month, or up to $180,000 in the aggregate, fee we will pay to our Sponsor or an affiliate of our Sponsor for office space, administrative and support services, commencing on the date that our securities are first listed on the NYSE. Upon completion of our initial business combination or our liquidation, we will cease paying these monthly fees.

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

Audit Fees. For the year ended December 31, 2020 and 2019, fees for our independent registered public accounting firm were approximately $52,530 and $48,115, respectively, for the services Withum performed in connection with our Initial Public Offering and the audit of our December 31, 2020 and 2019 financial statements included in this Annual Report on Form 10-K.

Audit-Related Fees. For the year ended December 31, 2020 and 2019, our independent registered public accounting firm did not render assurance and related services related to the performance of the audit or review of financial statements.

Tax Fees. For the year ended December 31, 2020 and 2019, our independent registered public accounting firm did not render services to us for tax compliance, tax advice and tax planning.

All Other Fees. For the year ended December 31, 2020 and 2019, there were no fees billed for products and services provided by our independent registered public accounting firm other than those set forth above.

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

We hereby file as part of this Report the exhibits listed in the attached Exhibit Index. Exhibits which are incorporated herein by reference can be inspected and copied at the public reference facilities maintained by the SEC, 100 F Street, N.E., Room 1580, Washington, D.C. 20549. Copies of such material can also be obtained from the Public Reference Section of the SEC, 100 F Street, N.E., Washington, D.C. 20549, at prescribed rates or on the SEC website at www.sec.gov.

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

4.2	Form of Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the amendment to the Company’s Form S-1, filed on July 8, 2019 (File No. 001-38972)).

4.3	Form of Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to the amendment to the Company’s Form S-1, filed on July 8, 2019 (File No. 001-38972)).

4.4	Description of Registrant’s Securities. (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K, filed on March 23, 2020 (File No. 001-38972)).

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

10.10
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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 30th day of March, 2021.

SC HEALTH CORPORATION

By:	/s/ Angelo John Coloma
Name:	Angelo John Coloma
Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Sin	Chairman	March 30, 2021
David Sin

/s/ Angelo John Coloma	Chief Executive Officer	March 30, 2021
Angelo John Coloma

/s/ Eric Teo	Chief Financial Officer	March 30, 2021
Eric Teo

/s/ Lim Cheok Peng	Director	March 30, 2021
Lim Cheok Peng

/s/ Frank Lavin	Director	March 30, 2021
Frank Lavin

/s/ Suresh Marimuthu	Director	March 30, 2021
Suresh Marimuthu

SC HEALTH CORPORATION

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Shareholders and the Board of Directors of
SC Health Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheets of SC Health Corporation (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination by the close of business on April 16, 2021, then the Company will cease all operations except for the purpose of liquidating. This date for mandatory liquidation and subsequent dissolution raises substantial doubt about the Company’s ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WithumSmith+Brown, PC

We have served as the Company’s auditor since 2018.

New York, New York
March 29, 2021

SC HEALTH CORPORATION
BALANCE SHEETS
DECEMBER 31, 2020

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$124,878	$772,413
Prepaid expenses	122,067	123,658
Total Current Assets	246,945	896,071

Marketable securities held in Trust Account	174,542,012	173,897,911
TOTAL ASSETS	$174,788,957	$174,793,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$1,037,048	$50,115
Accrued offering costs	167	167
Promissory note – related party	100,000	—
Total Current Liabilities	1,137,215	50,282

Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	7,174,715	6,087,782

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 16,261,424 and 16,370,619 shares at $10.00 per share as of December 30, 2020 and 2019, respectively	162,614,240	163,706,190

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 988,576 and 879,381 shares issued and outstanding (excluding 16,261,424 and 16,370,619 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	99	88
Class B ordinary shares, $0.00008 par value; 25,000,000 shares authorized; 5,562,500 shares issued and outstanding as of December 31, 2020 and 2019	445	445
Additional paid-in capital	5,135,809	4,043,870
(Accumulated deficit) Retained earnings	(136,351)	955,607
Total Shareholders’ Equity	5,000,002	5,000,010
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,788,957	$174,793,982

The accompanying notes are an integral part of these financial statements.

SC HEALTH CORPORATION
STATEMENTS OF OPERATIONS

	Year Ended December 31,
	2020	2019

Operating costs	$1,736,059	$439,804
Loss from operations	(1,736,059)	(439,804)

Other income:
Interest earned on investments held in Trust Account	644,101	1,397,911

Net (loss) income	$(1,091,958)	$958,107

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	17,010,355
Basic and diluted net income per share, Class A	$0.04	$0.08

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,562,500	4,911,815
Basic and diluted net loss per share, Class B	$(0.31)	$(0.09)

The accompanying notes are an integral part of these financial statements.

SC HEALTH CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	4,312,500	$345	$24,655	$(2,500)	$22,500

Issuance of Class B ordinary shares to Sponsor	—	—	1,250,000	100	(100)	—	—

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	—	—	162,273,868	—	162,275,593

Sale of 5,450,000 Private Placement Warrants	—	—	—	—	5,450,000	—	5,450,000

Class A ordinary shares subject to possible redemption	(16,370,619)	(1,637)	—	—	(163,704,553)	—	(163,706,190)

Net income	—	—	—	—	—	958,107	958,107
Balance – December 31, 2019	879,381	88	5,562,500	445	4,043,870	955,607	5,000,010

Change in value of Class A ordinary shares subject to possible redemption	109,195	11	—	—	1,091,939	—	1,091,950

Net loss	—	—	—	—	—	(1,091,958)	(1,091,958)
Balance – December 31, 2020	988,576	$99	5,562,500	$445	$5,135,809	$(136,351	$5,000,002

The accompanying notes are an integral part of these financial statements.

SC HEALTH CORPORATION
STATEMENTS OF CASH FLOWS

	Year Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(1,091,958)	$958,107
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(644,101)	(1,397,911)
Changes in operating assets and liabilities:
Prepaid expenses	1,591	(123,658)
Accounts payable and accrued expenses	986,933	47,615
Net cash used in operating activities	(747,535)	(515,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Warrants	—	5,450,000
Proceeds from promissory note – related party	100,000	—
Repayment of promissory note – related party	—	(254,595)
Payments of offering costs	—	(489,458)
Net cash provided by financing activities	100,000	173,755,947

Net Change in Cash	(647,535)	740,100
Cash – Beginning	772,413	32,313
Cash – Ending	$124,878	$772,413

Non-Cash Investing and Financing Activities:
Payment of offering costs through promissory note	$—	$222,282
Conversion of advances to promissory note	$—	$32,313
Initial classification of Class A ordinary shares subject to possible redemption	$—	$162,747,730
Change in value of Class A ordinary shares subject to possible redemption	$(1,091,950)	$958,460
Deferred underwriting fee payable	$—	$6,037,500

The accompanying notes are an integral part of these financial statements.

SC HEALTH CORPORATION
NOTES TO FINANCIAL STATEMENTS

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

As of December 31, 2020, the Company had not commenced any operations. All activity through December 31, 2020 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

Transaction costs amounted to $10,224,407, consisting of $3,450,000 of underwriting fees, $6,037,500 of deferred underwriting fees and $736,907 of other offering costs. As of December 31, 2020, cash of $124,878 was held outside of the Trust Account and is available for working capital purposes.

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

The Company initially had until January 16, 2021, or such later date as a result of a shareholder vote to amend the Memorandum and Articles of Association, to complete a Business Combination (the “Combination Period”). If the Company is unable to complete a Business Combination within the Combination Period, the Company will (i) cease all operations except for the purpose of winding up, (ii) as promptly as reasonably possible but not more than ten business days thereafter, redeem the Public Shares, at a per-share price, payable in cash, equal to the aggregate amount then on deposit in the Trust Account including interest earned on the funds held in the Trust Account and not previously released to the Company to pay its tax obligations (less up to $100,000 of interest to pay dissolution expenses), divided by the number of then outstanding Public Shares, which redemption will completely extinguish public shareholders’ rights as shareholders (including the right to receive further liquidating distributions, if any), subject to applicable law, and (iii) as promptly as reasonably possible following such redemption, subject to the approval of the Company’s remaining shareholders and the Company’s board of directors, dissolve and liquidate, subject in each case to the Company’s obligations under Cayman Islands law to provide for claims of creditors and the requirements of other applicable law. There will be no redemption rights or liquidating distributions with respect to the Company’s warrants, which will expire worthless if the Company fails to complete a Business Combination within the Combination Period.

On January 12, 2021, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the Combination Period from January 16, 2021 to April 16, 2021 (the “Extension Date”). In connection with the approval of the extension, no shareholders elected to redeem their shares for cash (see Note 8).

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with FASB’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” management has determined that if the Company is unable to raise additional funds to alleviate liquidity needs as well as complete a Business Combination during the Combination Period, then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after the Combination Period. The Company intends to complete a Business Combination before the mandatory liquidation date.

NOTE 2 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying financial statements are presented in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and pursuant to the rules and regulations of the SEC.

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

Use of Estimates

The preparation of the financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting periods.

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

Investments Held in Trust Account

At December 31, 2020 and 2019, the assets held in the Trust Account were invested in money market funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at December 31, 2020 and 2019, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $10,224,407 were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of December 31, 2020 and 2019, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

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

The Company’s statements of operations includes a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$644,101	$1,397,911
Net Earnings	$644,101	$1,397,911
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	17,250,000	17,010,355
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.04	$0.08

Non-Redeemable Class B Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(1,091,958)	$958,107
Redeemable Net Earnings	(644,101)	(1,397,911)
Non-Redeemable Net Loss	$(1,736,059)	$(439,804)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,562,500	4,911,815
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(0.31)	$(0.09)

As of December 31, 2020 and 2019, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

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

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities, which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximates the carrying amounts represented in the accompanying balance sheets, primarily due to their short-term nature.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 16, 2019 and continuing through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the year ended December 31, 2020 and 2019, the Company incurred $120,000 and $60,000, respectively, in fees for these services. As of December 31, 2020 and 2019, $10,000 and $20,000 of such fees, respectively, are included in accounts payable and accrued expenses in the accompanying balance sheets.

Advance from Related Party

The Sponsor advanced the Company an aggregate of $32,313 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. In January 2019, the advances were converted into a promissory note issued to the Sponsor (see below).

Promissory Note – Related Party

In January 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. In January 2019, the Company transferred its outstanding advance from a related party in the amount of $32,313 into the Promissory Note. The outstanding balance of $254,595 under the Promissory Note was repaid as of December 31, 2019. Additionally, on December 30, 2020, the Sponsor deposited $100,000 into the operating bank account of the Company for working capital. This amount is outstanding as of December 31, 2020.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of December 31, 2020 and 2019, no amounts were borrowed under the Working Capital Loans.

NOTE 5 — COMMITMENTS AND CONTINGENCIES

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these financial statements. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE 6 — SHAREHOLDERS’ EQUITY

Preference Shares — The Company is authorized to issue to 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 988,576 and 879,381 Class A ordinary shares issued and outstanding, excluding 16,261,424 and 16,370,619 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue to 25,000,000 Class B ordinary shares with a par value of   $0.00008 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 5,562,500 ordinary shares issued and outstanding.

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

The Company classifies its U.S. Treasury and equivalent securities as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At December 31, 2020, assets held in the Trust Account were comprised of $174,542,012 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2019, assets held in the Trust Account were comprised of $173,897,911 in money market funds, which are invested in U.S. Treasury Securities, During the year ended December 31, 2020 and 2019, the Company did not withdraw any interest income from the Trust Account.

The following table presents information about the Company’s assets that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,542,012	$173,897,911

NOTE 8 — SUBSEQUENT EVENTS

The Company evaluated subsequent events and transactions that occurred after the balance sheet date up to the date that the financial statements were issued. Based upon this review, other than as describe below, the Company did not identify any subsequent events that would have required adjustment or disclosure in the financial statements.

On January 5, 2021, the Company announced that it had entered into a non-binding letter of intent (the “Letter of Intent”) with a next generation technology developer (the “Target”) relating to a proposed business combination transaction. The Target has developed a technology targeting consumer healthcare applications, and the Company believes the Target is a compelling investment opportunity given its cutting-edge technology and commercial opportunity. Completion of the proposed transaction is subject to the completion of due diligence, the negotiation and execution of a definitive agreement and satisfaction of the conditions therein, including approval of the transaction by the Company’s shareholders.

On January 12, 2021, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the Combination Period to the Extension Date.

On March 19, 2021, the Company entered into a Business Combination Agreement and Plan of Merger (the “Business Combination Agreement”), by and among Rockley Photonics Limited, a company incorporated under the laws of England and Wales with company number 08683015 (the “Rockley”), Rockley Photonics Holdings Limited, an exempted company incorporated in the Cayman Islands with limited liability (“HoldCo”), and Rockley Mergersub Limited, an exempted company incorporated in the Cayman Islands with limited liability and a direct wholly owned subsidiary of HoldCo (“Merger Sub”). The Business Combination Agreement and the transactions contemplated thereby (the “Rockley Business Combination”) were approved by our board of directors and the boards of directors of each of HoldCo, Merger Sub and Rockley.

The Business Combination Agreement provides for, among other things, the following transactions on the closing date: (i) the Company carries out a scheme of arrangement in the UK courts pursuant to which all of the Company’s shares (including those issued prior to the scheme as a result of the conversion of convertible loan notes and the exercise of warrants) will be cancelled or transferred by the Company’s shareholders in exchange for shares in HoldCo; (ii) the holders of options over shares in the Company will be invited to roll their options into new options over shares in HoldCo; (iii) to the extent convertible loan notes issued by the Company do not convert into shares in the Company prior to the effectiveness of the scheme described in clause (i) above, such notes will, depending on which form the scheme of arrangement takes, either be (a) novated to HoldCo (resulting in HoldCo becoming responsible to issue HoldCo ordinary shares on exercise) and the consideration for the novation shall be an inter-company loan between the Company and HoldCo, or (b) acquired by HoldCo in exchange for the issue of new convertible loan notes by HoldCo to each convertible loan note holder; (iv) the holders of warrants over shares in the Company (other than warrants that by their terms will be replicated at HoldCo in exchange for market value consideration) will be notified that if they do not exercise their warrants for shares in the Company prior to the effectiveness of the scheme described in clause (i) above, then those warrants will lapse; (v) HoldCo will complete a ‘stock-split’ to prepare its share capital for Merger Sub’s merger into SC Health; (vi) certain investors will subscribe for and purchase an aggregate of $150,000,000 of shares in HoldCo; (vii) Merger Sub will merge with and into SC Health, with SC Health surviving the merger and becoming a direct wholly-owned subsidiary of HoldCo; and (viii) the shares and warrants in SC Health will be exchanged for shares and warrants in HoldCo.

In accordance with the terms and subject to the conditions of the Business Combination Agreement, (i) the existing holders of securities in the Company will exchange their securities for new securities in HoldCo; and (ii) HoldCo will split its stock such that the number of shares in (together with any other securities in or convertible for securities in) HoldCo after the stock split will be equal to $1,148,114,113 divided by $10.00. Certain PIPE investors will subscribe for shares in HoldCo and the warrants in SC Health (each $10.00 shares) will then be exchanged for shares in HoldCo.

Concurrently with the execution of the Business Combination Agreement, the Company and HoldCo entered into subscription agreements (the “Investor Subscription Agreements”) with certain investors and individuals, including, among others, SC Health Group Limited (an affiliate of the Sponsor), Medtronic, Senvest Management LLC and UBS O’Connor. Pursuant to the Investor Subscription Agreements, each investor agreed to subscribe for and purchase, and HoldCo agreed to issue and sell an aggregate of $150,000,000 shares in HoldCo, which will take effect immediately prior to the closing of the Rockley Business Combination.

Previously the Company had entered into a forward purchase agreement with SC Health Group Limited which provided for the purchase by SC Health Group Limited of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 1,250,000 redeemable warrants to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share and accompanying fraction of a warrant in a private placement to close concurrently with the closing of our initial business combination. As part of the Rockley Business Combination, the Company agreed with SC Health Group Limited that the Forward Purchase Agreement should be terminated and instead of purchasing $50,000,000 of Class A ordinary shares pursuant to the forward purchase agreement, SC Health Group Limited would instead enter into the Investor Subscription Agreement referenced above and, pursuant to that agreement, has agreed to purchase an aggregate of $50,000,000 shares in HoldCo.