Form 10-K/A
period 2020-12-31
SC Health Corp
filed 2021-05-26
CIK 1764301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
Amendment No. 1
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

i

EXPLANATORY NOTE

SC Health Corporation (“we,” “us,” “our” or the “Company”) is filing this Amendment No. 1 (this “Report”) to the Annual Report on Form 10-K/A to amend the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2020, originally filed with the Securities and Exchange Commission (“SEC”) on March 30, 2021 (the “Original Filing”), to restate the Company’s financial statements and related footnote disclosures as of December 31, 2018, December 31, 2019 and December 31, 2020 and for the periods from December 10, 2018 (date of inception) through December 31, 2018, January 1, 2019 through December 31, 2019 and January 1, 2020 through December 31, 2020. The correction involves only non-cash adjustments. This Report also amends certain other Items in the Original Filing, as listed in “Items Amended in this Form 10K/A” below.

On April 12, 2021, the Staff of the SEC’s Division of Corporation Finance (“Staff”) issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the SEC Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, management and the Audit Company of the Company’s board of directors re-evaluated its accounting for (i) our outstanding warrants issued in connection with our initial public offering on July 16, 2019, including the 5,000,000 private placement warrants issued to the Sponsor and the 8,625,000 warrants issued as part of the units sold in our initial public offering, each with an exercise price of $11.50 (the “IPO Warrants”), (ii) the 450,000 private placement warrants issued to the Sponsor in connection with the underwriters’ election on August 2, 2019 to fully exercise their over-allotment option (the “Over-Allotment Warrants”), (iii) the 1,250,000 warrants to be issued pursuant to the terms of our forward purchase agreement (the “FPA”) entered into on July 11, 2019 with the Sponsor at an exercise price of $11.50 share (the “Forward Purchase Units”) and (iv) the 2,000,000 private placement warrants with an exercise price of $11.50 that may be issued upon conversion of $2,000,000 of working capital loans (the “Working Capital Loan Warrants” and, together with the IPO Warrants, Over-Allotment Warrants and Forward Purchase Units, the “Warrants”). As a result, management and the Audit Committee concluded that the Warrants and FPA should be treated as derivative liabilities pursuant to ASC 815-40.

Therefore, the Company, in consultation with its audit committee, concluded that its previously issued financial statements for the period from July 16, 2019 (inception) through December 31, 2020 (the “Affected Period”), inclusive of the 8-K IPO filing and 10-Q filings within the aforementioned period,  should be restated because of a misapplication in the guidance around accounting for certain of our Warrants and should no longer be relied upon.

Historically, our Warrants were reflected as a component of equity as opposed to liabilities on the balance sheets and the statements of operations did not include the subsequent non-cash changes in estimated fair value of the warrants, based on our application of Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 815-40, Derivatives and Hedging, Contracts in Entity’s Own Equity (“ASC 815-40). Additionally, the FPA was previously unrecorded within the previously filed financial statements. The views expressed in the SEC Staff Statement were not consistent with the Company’s historical interpretation of the specific provisions within its warrant agreement and FPA and the Company’s application of ASC 815-40 to the warrant agreement and FPA. We reassessed our accounting for the warrants and FPA issued on July 16, 2019, in light of the SEC Staff’s published views. Based on this reassessment, we determined that the public and private warrants and FPA should be classified as liabilities measured at fair value upon issuance, with subsequent changes in fair value reported in our Statement of Operations each reporting period.

The change in accounting for the Warrants did not have any impact on our liquidity, cash flows, revenues or costs of operating our business and the other non-cash adjustments to the Financial Statements in the Affected Period included in Item 8, Consolidated Financial Statements and Supplementary Data in this filing. The change in accounting for the Warrants and the FPA does not impact the amounts previously reported for the Company’s cash and cash equivalents, investments held in the trust account, operating expenses or total cash flows from operations for any of these periods.

This Report does not reflect events occurring after the filing of the Original Filing, and, except as described above, does not modify or update any other disclosures in the Original Filing. At an Extraordinary General Meeting of the Company held on April 14, 2021, the Company’s shareholders approved a special resolution to amend the Company’s amended and restated memorandum and articles of association to extend the date by which the Company must consummate a business combination (as defined herein) from April 16, 2021 to August 16, 2021.

Items Amended in this Form 10-K/A

This Form 10-K/A presents the Original Report, amended and restated with modifications as necessary to reflect the restatements. The following items have been amended to reflect the restatement:

Part I, Item 1A. Risk Factors

Part II, Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part II, Item 8. Consolidated Financial Statements and Supplementary Data

Part II, Item 9A. Controls and Procedures

Part II, Item 10. Directors, Executive Officers and Corporate Governance

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

If we are unable to consummate our initial business combination by April 16, 2021, the proceeds then on deposit in the trust account, including interest (less up to $100,000 of interest to pay dissolution expenses and net of taxes payable), will be used to fund the redemption of our public shares, as further described herein. Any redemption of public shareholders from the trust account will be effected automatically by function of our amended and restated memorandum and articles of association prior to any voluntary winding up. If we are required to wind-up, liquidate the trust account and distribute such amount therein, pro rata, to our public shareholders, as part of any liquidation process, such winding up, liquidation and distribution must comply with the applicable provisions of the Companies Law. In that case, investors may be forced to wait beyond April 16, 2021 before the redemption proceeds of our trust account become available to them, and they receive the return of their pro rata portion of the proceeds from our trust account. We have no obligation to return funds to investors prior to the date of our redemption or liquidation unless we consummate our initial business combination prior thereto and only then in cases where investors have sought to redeem their Class A ordinary shares. Only upon our redemption or any liquidation will public shareholders be entitled to distributions if we are unable to complete our initial business combination.

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

We have identified a material weakness in our internal control over financial reporting. This material weakness could continue to adversely affect our ability to report our results of operations and financial condition accurately and in a timely manner.

Our management is responsible for establishing and maintaining adequate internal control over financial reporting designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with GAAP. Our management is likewise required, on a quarterly basis, to evaluate the effectiveness of our internal controls and to disclose any changes and material weaknesses identified through such evaluation in those internal controls. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As described elsewhere in this Annual Report, we identified a material weakness in our internal control over financial reporting related to the accounting for our Warrants. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of December 31, 2020. This material weakness resulted in a material misstatement of our warrant liabilities, change in fair value of warrant liabilities, additional paid-in capital, accumulated deficit, common stock subject to redemption and related financial disclosures for the Affected Periods. See “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying consolidated financial statements, as well as Part II, Item 9A: Controls and Procedures included in this Annual Report.

Any failure to maintain internal control over our financial reporting could adversely impact our ability to report our financial position and results from operations on a timely and accurate basis, which could delay or disrupt our efforts to consummate an initial business combination. If our financial statements are not accurate, investors may not have a complete understanding of our operations. Likewise, if our financial statements are not filed on a timely basis, we could be subject to sanctions or investigations by the stock exchange on which our common stock is listed, the SEC or other regulatory authorities. In either case, there could result a material adverse effect on our ability to consummate an initial business combination.

We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls.

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
Restatement of Previously Issued Financial Statements
This Management’s Discussion and Analysis of Financial Condition and Results of Operations has been amended and restated to give effect to the restatement and revision of the financial statements filed with our Original Report. We are restating our historical financial results to reclassify our Warrants as derivative liabilities pursuant to ASC 815-40 rather than as a component of equity as we had previously treated the Warrants. The impact of the restatement is reflected in the Management’s Discussion and Analysis of Financial Condition and Results of Operations below. Other than as disclosed in the Explanatory Note and with respect to the impact of the restatement, no other information in this Item 7 has been amended and this Item 7 does not reflect any events occurring after the Original Report. The impact of the restatement is more fully described in Note 2 to our financial statements included in Item 15 of Part IV of this 10-K/A and Item 9A: Controls and Procedures, both contained herein.

Results of Operations (restated)

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

For the year ended December 31, 2020, we had net loss of $8,222,420, which consisted of operating expenses of $1,736,059, a change in the fair value of warrant liabilities of $5,489,250, and a change in the fair value of the forward purchase agreement of $1,641,212, offset by interest earned on investments held in the Trust Account of $644,101.

For the three months ended September 30, 2020, we had a net loss of 1,128,622, which consisted of operating expenses of $233,635, a change in the fair value of warrant liabilities of $1,743,500, and a change in the fair value of the forward purchase agreement of $451,927, offset by interest earned on investments held in the Trust Account of $12,473.

For the nine months ended September 30, 2020, we had net loss of $3,150,125, which consisted of interest earned on investments held in the Trust Account of $640,632, offset by operating expenses of $582,272, a change in the fair value of warrant liabilities of $2,674,250, and a change in the fair value of the forward purchase agreement of $534,235.

For the three months ended June 30, 2020, we had a net loss of $2,261,261, which consisted of operating expenses of $136,354, a change in the fair value of warrant liabilities of $1,743,500, and a change in the fair value of the forward purchase agreement of $451,927, offset by interest earned on investments held in the Trust Account of $70,520.

For the six months ended June 30, 2020, we had net loss of $2,021,503, which consisted of interest earned on investments held in the Trust Account of $628,159, offset by operating expenses of $348,637, a change in the fair value of warrant liabilities of $1,689,000, and a change in the fair value of the forward purchase agreement of $612,025.

For the three months ended March 31, 2020, we had net income of $239,758, which consisted of interest earned on investments held in the Trust Account of $557,639 and a change in the fair value of warrant liabilities of $54,500, offset by operating expenses of $212,283 and a change in the fair value of the forward purchase agreement of $160,098.

For the year ended December 31, 2019, we had net loss of $5,603,356, which consisted of interest earned on marketable securities held in the Trust Account of $1,397,911, offset by operating expenses of $1,066,580, a change in the fair value of warrant liabilities of $4,926,250, and a change in the fair value of the forward purchase agreement of $1,309,355.

For the three months ended September 30, 2019, we had net loss of $9,382,596, which consisted of interest earned on marketable securities held in the Trust Account of $694,372, offset by operating expenses of $748,303, a change in the fair value of warrant liabilities of $8,304,250, and a change in the fair value of the forward purchase agreement of $1,325,333.

For the nine months September 30, 2019, we had net loss of $9,382,716, which consisted of interest earned on marketable securities held in the Trust Account of $748,423, offset by operating expenses of $121,647, a change in the fair value of warrant liabilities of $8,304,250, and a change in the fair value of the forward purchase agreement of $1,325,333.

Liquidity and Capital Resources (restated)

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

For the year ended December 31, 2020, net cash used in operating activities was $747,535. Net loss of $8,222,420 was impacted by interest earned on investments of $644,101, offset by a change in the fair value of warrant liabilities of $5,489,250 and a change in the fair value of the forward purchase agreement of $1,641,212. Changes in operating assets and liabilities provided $988,524 of cash from operating activities.

For the nine months ended September 30, 2020, net cash used in operating activities was $661,349. Net loss of $3,150,125 was impacted by a change in the fair value of warrant liabilities of $2,674,250 and a change in the fair value of the forward purchase agreement of $534,235, offset by interest earned on investments of $640,632. Changes in operating assets and liabilities used $79,077 of cash from operating activities.

For the six months ended June 30, 2020, net cash used in operating activities was $314,796. Net loss of $2,021,503 was impacted by a change in the fair value of warrant liabilities of $1,689,000 and a change in the fair value of the forward purchase agreement of $612,025, offset by interest earned on investments of $628,159. Changes in operating assets and liabilities provided $33,841 of cash from operating activities.

For the three months ended March 31, 2020, net cash used in operating activities was $83,790. Net income of $239,758 was impacted by a change in the fair value of the forward purchase agreement of $160,098, offset by interest earned on investments of $557,639 and a change in the fair value warrant liabilities of $54,500. Changes in operating assets and liabilities provided $128,493 of cash from operating activities.

For the year ended December 31, 2019, net cash used in operating activities was $515,847. Net loss of $815,524 was impacted by interest earned on marketable securities of $1,397,911, a change in the fair value of warrant liabilities of $4,926,250, a change in the fair value of the forward purchase agreement of $1,309,355, and transaction costs allocable to warrant liabilities of $325,858. Changes in operating assets and liabilities used $76,043 of cash from operating activities.

For the nine months ended September 30, 2019, net cash used in operating activities was $235,077. Net loss of $9,382,716 was impacted by a change in the fair value of warrant liabilities of $8,304,250, a change in the fair value of the forward purchase agreement of $1,325,333, and transaction costs allocable to warrant liabilities of $626,776, offset by interest earned on marketable securities of $694,372. Changes in operating assets and liabilities used $113,430 of cash from operating activities.

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

As a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, we classify our Warrants and FPA as liabilities at their fair value and adjust the warrant instruments to fair value at each reporting period. These liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in our statement of operations.

Derivative Warrant and FPA Liabilities (restated)

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

We issued an aggregate of 14,075,000 public and private warrants in connection with our initial public offering and private placement, which, as a result of the restatement described in Note 2 “Restatement of Previously Issued Financial Statements” to the financial statements included herein, are recognized as derivative liabilities in accordance with ASC 815-40. Accordingly, we recognize the warrants as liabilities at fair value and adjust the instruments to fair value at each reporting period. The liabilities are subject to remeasurement at each balance sheet date until exercised, and any change in fair value is recognized in the Company’s statement of operations. The fair value of the private placement warrants has been estimated using a Black-Scholes Model at each measurement date. The public warrants fair value was estimated initially using a Monte Carlo simulation method with subsequent measurements using the trading stock price. The fair value of the FPA was estimated using a forward valuation model.

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

As required by Rules 13a-15 and 15d-15 under the Exchange Act, our Chief Executive Officer and Chief Financial Officer (the “Certifying Officers”) carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. On March 30, 2021, we filed our Original Filing on Form 10-K for the year ended December 31, 2020. Based upon their evaluation at the earlier time, our Certifying Officers had concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective. Subsequently, and as a result of the material weakness in our internal control over financial reporting as described below, our Certifying Officers have concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of December 31, 2020 to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and accurately reported within the time periods specified in rules and forms of the SEC. We can give no assurance as to our ability to timely remediate the material weakness identified, if at all, or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. However, we have implemented increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications in an effort to remediate the material weakness and we expect that if we consummate our initial Business Combination, changes to the individuals who are part of our finance function and our internal controls over financial reporting will be made.

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

Restatement of Previously Issued Financial Statements

On April 22, 2021, we revised our prior position on accounting for warrants and concluded that our previously issued financial statements as of and for the year ended December 31, 2020; as of December 31, 2019 and for the period April 5, 2019 (inception) through December 31, 2019; as of September 19, 2019; and as of and for the periods ended September 30, 2019, March 31, 2020, June 30, 2020 and September 30, 2020 should not be relied on because of a misapplication in the guidance on warrant accounting. However, the non-cash adjustments to the financial statements do not impact the amounts previously reported for our cash and cash equivalents, total assets, revenue or cash flows.

Changes in Internal Control Over Financial Reporting (restated)

In connection with the restatement described in “Note 2— Restatement of Previously Issued Financial Statements” to the accompanying financial statements included in this Amendment, management identified a material weakness in our internal control over financial reporting related to the accounting for a significant and unusual transaction related to the warrants we issued in connection with the Initial Public Offering. This material weakness resulted in a material misstatement of our warrant liability, change in fair value of warrant liability, additional paid-in capital and accumulated deficit as of December 31, 2019 and for the period April 5, 2019 (inception) through December 31, 2019; as of September 19, 2019; and as of and for the periods ended September 30, 2019, March 31, 2020, June 30, 2020, September 30, 2020, and December 31, 2020 .

Our internal control over financial reporting did not result in the proper classification of our warrants or FPA. Since their issuance on July 16, 2019, our public and private warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our public and private warrants and FPA should be presented as liabilities with subsequent fair value remeasurement.

To remediate this material weakness, we developed a remediation plan with assistance from our accounting advisors and have dedicated significant resources and efforts to the remediation and improvement of our internal control over financial reporting. While we have processes to identify and appropriately apply applicable accounting requirements, we plan to enhance our system of evaluating and implementing the complex accounting standards that apply to our financial statements. Our plans at this time include providing enhanced access to accounting literature, research materials and documents and increased communication among our personnel and third-party professionals with whom we consult regarding complex accounting applications.  The elements of our remediation plan can only be accomplished over time, and we can offer no assurance that these initiatives will ultimately have the intended effects. For a discussion of management’s consideration of the material weakness identified related to our accounting for a significant and unusual transaction related to the warrants we issued in connection with our initial public offering, see “Note 2—Restatement of Previously Issued Financial Statements” to the accompanying financial statements.

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

Corporate Governance Guidelines

Our board of directors has adopted corporate governance guidelines in accordance with the corporate governance rules of the NYSE that serves as a flexible framework within which our board of directors and its committees operate. These guidelines cover a number of areas including board membership criteria and director qualifications, director responsibilities, board agenda, roles of the chairman of the board, meetings of independent directors, committee responsibilities and assignments, board member access to management and independent advisors, director communications with third parties, director compensation, director orientation and continuing education, evaluation of senior management and management succession planning. A copy of our corporate governance guidelines is available on our website.

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

4.2	Form of Specimen Ordinary Share Certificate. (incorporated by reference to Exhibit 4.2 to the amendment to the Company’s Form S-1, filed on July 8, 2019 (File No. 001-38972)).

4.3	Form of Specimen Warrant Certificate. (incorporated by reference to Exhibit 4.3 to the amendment to the Company’s Form S-1, filed on July 8, 2019 (File No. 001-38972)).

4.4	Description of Registrant’s Securities. (incorporated by reference to Exhibit 4.5 to the Company’s Annual Report on Form 10-K, filed on March 23, 2020 (File No. 001-38972)).

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

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on this 26th day of May, 2021.

SC HEALTH CORPORATION

By:	/s/ Angelo John Coloma
	Name:	Angelo John Coloma
	Title:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David Sin	Chairman	May 26, 2021
David Sin

/s/ Angelo John Coloma	Chief Executive Officer	May 26, 2021
Angelo John Coloma

/s/ Eric Teo	Chief Financial Officer	May 26, 2021
Eric Teo

/s/ Lim Cheok Peng	Director	May 26, 2021
Lim Cheok Peng

/s/ Frank Lavin	Director	May 26, 2021
Frank Lavin

/s/ Suresh Marimuthu	Director	May 26, 2021
Suresh Marimuthu

SC HEALTH CORPORATION

Report of Independent Registered Public Accounting Firm

To the Shareholders and the Board of Directors of
SC Health Corporation

Opinion on the Financial Statements

We have audited the accompanying balance sheet of SC Health Corporation  (the “Company”) as of December 31, 2020 and 2019, the related statements of operations, changes in shareholders’ equity and cash flows for each of the two years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

Restatement of Financial Statements

As discussed in Note 2 to the financial statements, the Securities and Exchange Commission issued a public statement entitled Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies (“SPACs”)  (the “Public Statement”) on April 12, 2021, which discusses  the accounting for certain warrants as liabilities. The Company previously accounted for its warrants as equity instruments.  Management evaluated its warrants against the Public Statement, and determined that the warrants should be accounted for as liabilities. Accordingly, the 2020 and 2019 financial statements have been restated to correct the accounting and related disclosure for the warrants.

Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, if the Company is unable to raise additional funds to alleviate liquidity needs and complete a business combination  by August 16, 2021 then the Company will cease all operations except for the purpose of liquidating. The liquidity condition and date for mandatory liquidation and subsequent dissolution raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company's financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audit we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.
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

/s/ WithumSmith+Brown, PC

We have served as the Company's auditor since 2018.

New York, New York
May 25, 2021

SC HEALTH CORPORATION
BALANCE SHEETS (As Restated)
DECEMBER 31, 2020

	December 31,
	2020	2019

ASSETS
Current Assets
Cash	$124,878	$772,413
Prepaid expenses	122,067	123,658
Total Current Assets	246,945	896,071

Marketable securities held in Trust Account	174,542,012	173,897,911
TOTAL ASSETS	$174,788,957	$174,793,982

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$1,037,048	$50,115
Accrued offering costs	167	167
Promissory note – related party	100,000	—
Total Current Liabilities	1,137,215	50,282

Deferred underwriting fee payable	6,037,500	6,037,500
Warrant liabilities	19,055,750	13,566,500
Forward Purchase Agreement liability	2,950,567	1,309,355
Total Liabilities	29,181,032	20,963,637

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 14,060,792 and 14,883,034 shares at $10.00 per share as of December 30, 2020 and 2019, respectively	140,607,920	148,830,340

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 3,189,208 and 2,366,966 shares issued and outstanding (excluding 14,060,792 and 14,883,034 shares subject to possible redemption) as of December 31, 2020 and 2019, respectively	319	237
Class B ordinary shares, $0.00008 par value; 25,000,000 shares authorized; 5,562,500 shares issued and outstanding as of December 31, 2020 and 2019	445	445
Additional paid-in capital	18,827,517	10,605,179
(Accumulated deficit) Retained earnings	(13,828,276)	(5,605,856)
Total Shareholders’ Equity	5,000,005	5,000,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,788,957	$174,793,982

The accompanying notes are an integral part of these financial statements.

SC HEALTH ORPORATION
STATEMENTS OF OPERATIONS (As Restated)

	Year Ended December 31,
	2020	2019

Operating costs	$1,736,059	$765,662
Loss from operations	(1,736,059)	(765,662)

Other income:
Interest earned on investments held in Trust Account	644,101	1,397,911
Change in fair value of warrant liabilities	(5,489,250)	(4,926,250)
Change in fair value of FPA liability	(1,641,212)	(1,309,355)

Net (loss) income	$(8,222,420)	$(5,603,356)

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	17,010,355
Basic and diluted net income per share, Class A	$0.04	$0.08

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,562,500	4,911,815
Basic and diluted net loss per share, Class B	$(1.59)	$(1.43)

The accompanying notes are an integral part of these financial statements.

SC HEALTH CORPORATION
STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (As Restated)

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in	(Accumulated Deficit) Retained	Total Shareholders’
	Shares	Amount	Shares	Amount	Capital	Earnings	Equity
Balance – January 1, 2019	—	$—	4,312,500	$345	$24,655	$(2,500)	$22,500

Issuance of Class B ordinary shares to Sponsor	—	—	1,250,000	100	(100)	—	—

Sale of 17,250,000 Units, net of underwriting discounts and offering costs	17,250,000	1,725	—	—	157,323,738	—	157,325,463

Contribution in excess of FV of Private Warrants	—	—	—	—	2,085,738	—	2,085,738

Class A ordinary shares subject to possible redemption	(14,883,034)	(1,488)	—	—	(148,828,852)	—	(148,830,340)

Net income	—	—	—	—	—	(5,603,356)	(5,603,356)
Balance – December 31, 2019	2,366,966	237	5,562,500	445	10,605,179	(5,605,856)	5,000,005

Change in value of Class A ordinary shares subject to possible redemption	822,242	82	—	—	8,222,338	—	8,222,420

Net loss	—	—	—	—	—	(8,222,420)	(8,222,420)
Balance – December 31, 2020	3,189,208	$319	5,562,500	$445	$18,827,517	$(13,828,276)	$5,000,005

The accompanying notes are an integral part of these financial statements.

SC HEALTH CORPORATION
STATEMENTS OF CASH FLOWS (As Restated)

	Year Ended December 31,
	2020	2019

Cash Flows from Operating Activities:
Net (loss) income	$(8,222,420)	$(5,603,356)
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Interest earned on marketable securities held in Trust Account	(644,101)	(1,397,911)
Change in fair value of warrant liabilities	5,489,250	4,926,250
Change in fair value of FPA liability	1,641,212	1,309,355
Transaction costs allocable to warrant liabilities	—	325,858
Changes in operating assets and liabilities:
Prepaid expenses	1,591	(123,658)
Accounts payable and accrued expenses	986,933	47,615
Net cash used in operating activities	(747,535)	(515,847)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	(172,500,000)
Net cash used in investing activities	—	(172,500,000)

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	169,050,000
Proceeds from sale of Private Placement Warrants	—	5,450,000
Proceeds from promissory note – related party	100,000	—
Repayment of promissory note – related party	—	(254,595)
Payments of offering costs	—	(489,458)
Net cash provided by financing activities	100,000	173,755,947

Net Change in Cash	(647,535)	740,100
Cash – Beginning	772,413	32,313
Cash – Ending	$124,878	$772,413

Non-Cash Investing and Financing Activities:
Payment of offering costs through promissory note	$—	$222,282
Conversion of advances to promissory note	$—	$32,313
Initial classification of Class A ordinary shares subject to possible redemption	$—	$154,107,480
Change in value of Class A ordinary shares subject to possible redemption	$(8,222,420)	$(5,277,140)
Initial classification of warrant liabilities	—	$8,640,250
Deferred underwriting fee payable	$—	$6,037,500

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

The registration statement for the Company’s Initial Public Offering was declared effective on July 11, 2019. On July 16, 2019, the Company consummated the Initial Public Offering of 15,000,000 units (the “Units” and, with respect to the shares of Class A ordinary shares included in the Units sold, the “Public Shares”), which is described in Note 4.

Simultaneously with the closing of the Initial Public Offering, the Company consummated the sale of 5,000,000 warrants (the “Private Placement Warrants”) at a price of $1.00 per Private Placement Warrant in a private placement to SC Health Holdings Limited, a Cayman Islands exempted company (the “Sponsor”), generating gross proceeds of $5,000,000, which is described in Note 5.

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

The Company will provide its holders of the outstanding Public Shares (the “public shareholders”) with the opportunity to redeem all or a portion of their Public Shares upon the completion of a Business Combination either (i) in connection with a shareholder meeting called to approve the Business Combination or (ii) by means of a tender offer. The decision as to whether the Company will seek shareholder approval of a Business Combination or conduct a tender offer will be made by the Company, solely in its discretion. The public shareholders will be entitled to redeem their Public Shares for a pro rata portion of the amount then in the Trust Account ($10.00 per Public Share, plus any pro rata interest earned on the funds held   in the Trust Account and not previously released to the Company to pay its tax obligations). The per-share amount to be distributed to public shareholders who redeem their Public Shares will not be reduced by the deferred underwriting commissions the Company will pay to the underwriters (as discussed in Note 6). There will be no redemption rights upon the completion of a Business Combination with respect to the Company’s warrants.

The Company will proceed with a Business Combination only if the Company has net tangible assets of at least $5,000,001 upon such consummation of a Business Combination and, if the Company seeks shareholder approval, a majority of the shares voted are voted in favor of the Business Combination. If a shareholder vote is not required by law and the Company does not decide to hold a shareholder vote for business or other legal reasons, the Company will, pursuant to its amended and restated memorandum and articles of association (“Memorandum and Articles of Association”), conduct the redemptions pursuant to the tender offer rules of the U.S. Securities and Exchange Commission (“SEC”) and file tender offer documents with the SEC prior to completing a Business Combination. If, however, shareholder approval of the transactions is required by law, or the Company decides to obtain shareholder approval for business or legal reasons, the Company will offer to redeem shares in conjunction with a proxy solicitation pursuant to the proxy rules and not pursuant to the tender offer rules. Additionally, each public shareholder may elect to redeem their Public Shares irrespective of whether they vote for or against the proposed transaction. If the Company seeks shareholder approval in connection with a Business Combination, the Sponsor, executive officers and directors (the “initial shareholders”) have agreed to vote their Founder Shares (as defined in Note 5) and any Public Shares purchased during or after the Initial Public Offering in favor of approving a Business Combination.

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

On January 12, 2021, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the Combination Period from January 16, 2021 to April 16, 2021 (the “Extension Date”). In connection with the approval of the extension, no shareholders elected to redeem their shares for cash.

The initial shareholders have agreed to waive their liquidation rights with respect to the Founder Shares if the Company fails to complete a Business Combination within the Combination Period. However, if the initial shareholders acquire Public Shares in or after the Initial Public Offering, such Public Shares will be entitled   to liquidating distributions from the Trust Account if the Company fails to complete a Business Combination within the Combination Period. The underwriters have agreed to waive their rights to their deferred underwriting commission (see Note 6) held in the Trust Account in the event the Company does not complete a Business Combination within the Combination Period and, in such event, such amounts will be included with the other funds held in the Trust Account that will be available to fund the redemption of the Public Shares. In the event of such distribution, it is possible that the per share value of the assets remaining available for distribution will be less than the Initial Public Offering price per Unit ($10.00).

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

NOTE 2 — RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

On April 12, 2021, the Staff of the SEC issued a statement entitled “Staff Statement on Accounting and Reporting Considerations for Warrants Issued by Special Purpose Acquisition Companies.” In the statement, the SEC Staff, among other things, highlighted potential accounting implications of certain terms that are common in warrants issued in connection with the initial public offerings of special purpose acquisition companies such as the Company. As a result of the Staff statement and in light of evolving views as to certain provisions commonly included in warrants issued by special purpose acquisition companies, we re-evaluated the accounting for our Warrants under ASC 815-40, Derivatives and Hedging—Contracts in Entity’s Own Equity, and concluded that they do not meet the criteria to be classified in stockholders’ equity. Since the Warrants meet the definition of a derivative under ASC 815-40, we have restated the financial statements to classify the Warrants as liabilities on the balance sheet at fair value, with subsequent changes in their respective fair values recognized in the consolidated statement of operations and comprehensive income (loss) at each reporting date.

The Company’s prior accounting treatment for the Warrants was equity classification rather than as derivative liabilities. Accounting for the Warrants as liabilities pursuant to ASC 815-40 requires that the Company re-measure the Warrants to their fair value each reporting period and record the changes in such value in the statement of operations. Accordingly, the Company has restated the value and classification of the Warrants in our financial statements included herein (“Restatement”).

The following summarizes the effect of the Restatement on each financial statement line item for each period presented herein, each prior interim period of the current fiscal year, and as of the date of the Company’s consummation of its IPO.

Balance Sheet as of July 16, 2019	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$7,675,000	$7,675,000
Total Liabilities	5,996,720	7,675,000	13,671,720
Ordinary shares subject to redemption	141,035,230	(7,675,000)	133,360,230
Class A Ordinary Shares	90	76	166
Additional paid-in capital	$5,002,328	$288,038	$5,290,366
Retained earnings (Accumulated deficit)	(2,856)	(288,114)	(290,970)
Total Stockholders’ Equity	$5,000,007	$-	$5,000,007

Number of shares subject to possible redemption	14,103,523	(767,500)	13,336,023

Balance Sheet as of September 30, 2019 (unaudited)	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$16,944,500	$16,944,500
FPA Liability	—	1,325,333	1,325,333
Total Liabilities	6,075,351	18,269,833	24,345,184
Ordinary shares subject to redemption	163,320,810	(18,269,830)	145,050,980
Class A Ordinary Shares	92	182	274
Additional paid-in capital	$4,429,246	$9,955,256	$14,384,502
Retained earnings (Accumulated deficit)	570,225	(9,955,441)	(9,385,216)
Total Stockholders’ Equity	$5,000,008	$(3)	$5,000,005
		-
Number of shares subject to possible redemption	16,332,081	(1,826,983)	14,505,098

Balance Sheet as of December 31, 2019	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$13,566,500	$13,566,500
FPA Liability	—	1,309,355	1,309,355
Total Liabilities	6,087,782	14,875,855	20,963,637
Ordinary shares subject to redemption	163,706,190	(14,875,850)	148,830,340
Class A Ordinary Shares	88	149	237
Additional paid-in capital	$4,043,870	$6,561,309	$10,605,179
Retained earnings (Accumulated deficit)	$955,607	$(6,561,463)	$(5,605,856)
Total Stockholders’ Equity	$5,000,010	$(5)	$5,000,005
		-
Number of shares subject to possible redemption	16,370,619	(1,487,585)	14,883,034

Statement of Operations for the three months ended September 30, 2019 (unaudited)	As Reported	Period Adjustment	As Restated
Transaction costs allocable to warrant liabilities	$—	$(325,858)	$(325,858)
Change in fair value of warrant liabilities	—	(8,304,250)	(8,304,250)
Change in fair value of FPA liability	—	(1,325,333)	(1,325,333)
Net income	$572,845	$(9,955,441)	$(9,382,596)
Basic and diluted net loss per share, Class B	$(0.02)	$(1.83)	$(1.85)

Statement of Operations for the nine months ended September 30, 2019 (unaudited)	As Reported	Period Adjustment	As Restated
Transaction costs allocable to warrant liabilities	$—	$(325,858)	$(325,858)
Change in fair value of warrant liabilities	—	(8,304,250)	(8,304,250)
Change in fair value of FPA liability	—	(1,325,333)	(1,325,333)
Net income	$572,725	$(9,955,441)	$(9,382,716)
Basic and diluted net loss per share, Class B	$(0.03)	$(2.12)	$(2.15)

Statement of Operations for the year ended December 31, 2019	As Reported	Period Adjustment	As Restated
Transaction costs allocable to warrant liabilities	$—	$(325,858)	$(325,858)
Change in fair value of warrant liabilities	—	(4,926,250)	(4,926,250)
Change in fair value of FPA liability	—	(1,309,355)	(1,309,355)
Net income	$958,107	$(6,561,463)	$(5,603,356)
Basic and diluted net loss per share, Class B	$(0.09)	$(1.34)	$(1.43)

Statement of Cash Flows for the period ended September 30, 2019 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$8,304,250	$8,304,250
Change in fair value of FPA liability	—	1,325,333	1,325,333
Transaction costs allocable to warrant liabilities	—	325,858	325,858
Net income (loss)	$572,725	$(9,955,441)	$(9,382,716)
Initial classification of warrant liabilities	$—	$8,640,250	$8,640,250
Initial classification of ordinary shares subject to possible redemption	$162,747,730	$(8,640,250)	$154,107,480
Change in ordinary shares subject to possible redemption	$958,460	$(6,235,600)	$(5,277,140)

Statement of Cash Flows for the year ended December 31, 2019	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$4,926,250	$4,926,250
Change in fair value of FPA liability	—	1,309,355	1,309,355
Transaction costs allocable to warrant liabilities	—	325,858	325,858
Net income (loss)	$958,107	$(6,561,463)	$(5,603,356)
Initial classification of warrant liabilities	$—	$8,640,250	$8,640,250
Initial classification of ordinary shares subject to possible redemption	$162,747,730	$(8,640,250)	$154,107,480
Change in ordinary shares subject to possible redemption	$958,460	$(6,235,600)	$(5,277,140)

Balance Sheet as of March 31, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$13,512,000	$13,512,000
FPA Liability	—	1,469,453	1,469,453
Total Liabilities	6,162,362	14,981,453	21,143,815
Ordinary shares subject to redemption	164,051,550	(14,981,450)	149,070,100
Class A Ordinary Shares	84	150	234
Additional paid-in capital	$3,698,514	$6,666,908	$10,365,422
Retained earnings	$1,300,963	$(6,667,061)	$(5,366,098)
Total Stockholders’ Equity	$5,000,006	$(3)	$5,000,003
		-
Number of shares subject to possible redemption	16,405,155	(1,498,145)	14,907,010

Balance Sheet as of June 30, 2020 (unaudited)	As Reported	Period Adjustment		As Restated
Warrant Liabilities	$—	$15,255,500		$15,255,500
FPA Liability	—	1,921,380		1,921,380
Total Liabilities	6,051,273	17,176,880		23,228,153
Ordinary shares subject to redemption	163,985,720	(17,176,880)		146,808,840
Class A Ordinary Shares	85	172		257
Additional paid-in capital	$3,764,343	$8,862,316		$12,626,659
Retained earnings (Accumulated deficit)	$1,235,129	$(8,862,488)		$(7,627,359)
Total Stockholders’ Equity	$5,000,002	$-		$5,000,002
		-
Number of shares subject to possible redemption	16,398,572	(1,717,688	) )	14,680,884

Balance Sheet as of September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$16,240,750	$16,240,750
FPA Liability	—	1,843,590	1,843,590
Total Liabilities	6,059,256	18,084,340	24,143,596
Ordinary shares subject to redemption	163,764,550	(18,084,340)	145,680,210
Class A Ordinary Shares	87	181	268
Additional paid-in capital	$3,985,511	$9,769,767	$13,755,278
Retained earnings (Accumulated deficit)	$1,013,967	$(9,769,948)	$(8,755,981)
Total Stockholders’ Equity	$5,000,010	$-	$5,000,010
		-
Number of shares subject to possible redemption	16,376,455	(1,808,434)	14,568,021

Balance Sheet as of December 31, 2020	As Reported	Period Adjustment	As Restated
Warrant Liabilities	$—	$19,055,750	$19,055,750
FPA Liability	—	2,950,567	2,950,567
Total Liabilities	7,174,715	22,006,317	29,181,032
Ordinary shares subject to redemption	162,614,240	(22,006,320)	140,607,920
Class A Ordinary Shares	99	220	319
Additional paid-in capital	$5,135,809	$13,691,708	$18,827,517
Retained earnings (Accumulated deficit)	$(136,351)	$(13,691,925)	$(13,828,276)
Total Stockholders’ Equity	$5,000,002	$3	$5,000,005
		-
Number of shares subject to possible redemption	16,261,424	(2,200,632)	14,060,792

Statement of Operations for the three months ended March 31, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$54,500	$54,500
Change in fair value of FPA liability	—	(160,098)	(160,098)
Net income (loss)	$345,356	$(105,598)	$239,758
Basic and diluted net loss per share, Class B	$(0.04)	$0.27	$(0.06)

Statement of Operations for the six months ended June 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(1,689,000)	$(1,689,000)
Change in fair value of FPA liability	—	(612,025)	(612,025)
Net income (loss)	$279,522	$(2,301,025)	$(2,021,503)
Basic and diluted net loss per share, Class B	$(0.06)	$(0.42)	$(0.48)

Statement of Operations for the three months ended June 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(1,743,500)	$(1,743,500)
Change in fair value of FPA liability	—	(451,927)	(451,927)
Net income (loss)	$(65,834)	$(2,195,427)	$(2,261,261)
Basic and diluted net loss per share, Class B	$(0.02)	$(0.40)	$(0.42)

Statement of Operations for the nine months ended September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(2,674,250)	$(2,674,250)
Change in fair value of FPA liability	—	(534,235)	(534,235)
Net income (loss)	$58,360	$(3,208,485)	$(3,150,125)
Basic and diluted net loss per share, Class B	$(0.10)	$(0.58)	$(0.68)

Statement of Operations for the three months ended September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(985,250)	$(985,250)
Change in fair value of FPA liability	—	77,790	77,790
Net income (loss)	$(221,162)	$(907,460)	$(1,128,622)
Basic and diluted net loss per share, Class B	$(0.04)	$(0.16)	$(0.20)

Statement of Operations for the year ended December 31, 2020	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(5,489,250)	$(5,489,250)
Change in fair value of FPA liability	—	(1,641,212)	(1,641,212)
Net income (loss)	$(1,091,958)	$(7,130,462)	$(8,222,420)
Basic and diluted net loss per share, Class B	$(0.31)	$(1.28)	$(1.59)

Statement of Cashflows for the period ended March 31, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$(54,500)	$(54,500)
Change in fair value of FPA liability	—	160,098	160,098
Net income (loss)	$345,356	$(105,598)	$239,758

Statement of Cashflows for the period ended June 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$1,689,000	$1,689,000
Change in fair value of FPA liability	—	612,025	612,025
Net income (loss)	$279,522	$(2,301,025)	$(2,021,503)

Statement of Cashflows for the period ended September 30, 2020 (unaudited)	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$2,674,250	$2,674,250
Change in fair value of FPA liability	—	534,235	534,235
Net income (loss)	$58,360	$(3,208,485)	$(3,150,125)

Statement of Cashflows for the year ended December 31, 2020	As Reported	Period Adjustment	As Restated
Change in fair value of warrant liabilities	$—	$5,489,250	$5,489,250
Change in fair value of FPA liability	—	1,641,212	1,641,212
Net income (loss)	$(1,091,958)	$(7,130,462)	$(8,222,420)

NOTE 3 — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

Warrant and FPA Liability (restated)

The Company accounts for the Warrants and FPA as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and the FPA and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and FPA are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and FPA are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants and execution of the FPA and as of each subsequent quarterly period end date while the Warrants and FPA are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants and FPAs in accordance with ASC 815-40 under which the Warrants and FPAs do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants was initially estimated using a Monte Carlo simulation model with subsequent measurements estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model. The fair value of the FPAs has been estimated using a forward valuation model. See Note 8 to the Company’s financial statements included for further discussion of the pertinent terms of the Warrants for further discussion of the methodology used to determine the value of the Warrants and FPA.

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

Offering Costs

Offering costs consist of legal, accounting, underwriting fees and other costs incurred through the Initial Public Offering that are directly related to the Initial Public Offering. Offering costs amounting to $10,224,407 were charged to shareholders’ equity upon the completion of the Initial Public Offering. $328,858 of the offering costs were immediately expensed through the Statement of Operations in connection with the initial valuation of the warrant liabilities.

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

Net Income (Loss) per Ordinary Share (restated)

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Year Ended December 31,
	2020	2019
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$644,101	$1,397,911
Net Earnings	$644,101	$1,397,911
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	17,250,000	17,010,355
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.04	$0.08

Non-Redeemable Class B Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(8,222,420)	$(5,603,356)
Redeemable Net Earnings	(644,101)	(1,397,911)
Non-Redeemable Net Loss	$(8,866,521)	$(7,001,267)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,562,500	4,911,815
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(1.59)	$(1.43)

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

Fair Value Measurements (Restated)

Fair value is defined as the price that would be received for sale of an asset or paid for transfer of a liability, in an orderly transaction between market participants at the measurement date. GAAP establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). These tiers include:

• Level 1, defined as observable inputs such as quoted prices (unadjusted) for identical instruments in active markets;

• Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as quoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

• Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

In some circumstances, the inputs used to measure fair value might be categorized within different levels of the fair value hierarchy. In those instances, the fair value measurement is categorized in its entirety in the fair value hierarchy based on the lowest level input that is significant to the fair value measurement.

Derivative Financial Instruments (Restated)

The Company evaluates its financial instruments to determine if such instruments are derivatives or contain features that qualify as embedded derivatives in accordance with ASC Topic 815, “Derivatives and Hedging”. For derivative financial instruments that are accounted for as liabilities, the derivative instrument is initially recorded at its fair value on the grant date and is then re-valued at each reporting date, with changes in the fair value reported in the statements of operations. The classification of derivative instruments, including whether such instruments should be recorded as liabilities or as equity, is evaluated at the end of each reporting period. Derivative liabilities are classified in the balance sheet as current or non-current based on whether or not net-cash settlement or conversion of the instrument could be required within 12 months of the balance sheet date.

Recent Accounting Standards

Management does not believe that any recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s financial statements.

NOTE 4 — PUBLIC OFFERING

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, inclusive of 2,250,000 Units sold to the underwriters on August 2, 2019 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 8).

NOTE 5 — RELATED PARTY TRANSACTIONS

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

The Founder Shares will automatically convert into Class A ordinary shares upon consummation of a Business Combination on a one-for-one basis, subject to adjustments as described in Note 7.

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

Private Placement (restated)

Simultaneously with the closing of the Initial Public Offering, the Sponsor purchased an aggregate of 5,000,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $5,000,000. On August 2, 2019, in connection with the underwriters’ exercise of the over-allotment option in full, the Company sold an additional 450,000 Private Placement Warrants at a price of $1.00 per Private Placement Warrant, for an aggregate purchase price of $450,000. Each Private Placement Warrant is exercisable to purchase one Class A ordinary share at a price of $11.50 per share. A portion of the proceeds from the Private Placement Warrants were added to the proceeds from the Initial Public Offering held in the Trust Account. If the Company does not complete a Business Combination within the Combination Period, the proceeds of the sale of the Private Placement Warrants will be used to fund the redemption of the Public Shares (subject to the requirements of applicable law), and the Private Placement Warrants and all underlying securities will expire worthless. At the date of the IPO, the fair value of the Private Placement Warrants was $0.62. The difference between the purchase price of $1 and the fair value at the IPO date of $0.62 was recorded within equity as a contribution in excess of the fair value of the Private Placement Warrants.

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

NOTE 6 — COMMITMENTS AND CONTINGENCIES

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

NOTE 7 — SHAREHOLDERS’ EQUITY (restated)

Preference Shares — The Company is authorized to issue to 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At December 31, 2020 and 2019, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At December 31, 2020 and 2019, there were 3,189,208 and 2,366,966 Class A ordinary shares issued and outstanding, excluding 14,060,792 and 14,883,034 Class A ordinary shares subject to possible redemption, respectively.

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

NOTE 8 — WARRANTS (restated)

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

NOTE 9 — FAIR VALUE MEASUREMENTS (restated)

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

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at December 31, 2020 and 2019 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at December 31, 2020 and 2019 are as follows:

Description	Level	December 31, 2020	December 31, 2019
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,542,012	$173,897,911

Liabilities:
Private Placement Warrants	3	$7,412,000	$5,286,500
Public Warrants	1	11,643,750	8,280,000
Forward Purchase Agreement Liability	3	2,950,567	1,309,355

The Warrants and FPA were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the balance sheet. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities in the consolidated statement of operations.

Initial Measurement

The Company established the initial fair value for the private and public warrants and the FPA on July 16, 2019, the date of the Company’s Initial Public Offering, using various valuation methodologies. The Private Placement Warrants were initially measured using a Black-Scholes, the public warrants were initially measured using a Monte Carlo simulation, and the FPA was initially measured using a forward valuation model. The initial measurement of the liabilities was classified as Level 3 due to the use of unobservable inputs.

The key inputs into the Black-Scholes Model for the Private Placement Warrants were as follows at initial measurement:

Input	July 16, 2019 (Initial Measurement)
Risk-free interest rate	1.92%
Time to Maturity (Years)	5.75
Implied volatility	14.00%
Exercise price	$11.50
Implied Stock Price	$9.51

On July 16, 2019, the Private Placement Warrants were determined to be $0.62 per warrant for an aggregate value of $3.1 million.

The key inputs into the Monte Carlo Simulation for the Public Warrants were as follows at initial measurement:

Input	July 16, 2019 (Initial Measurement)
Risk-free interest rate	1.92%
Time to Maturity (Years)	5.75
Implied volatility	15.00%
SPAC comparable volatility	10.00%
Exercise price	$11.50
Implied Stock Price	$9.51

On July 16, 2019, the Public Warrants were determined to be $0.61 per warrant for an aggregate value of $4.6 million.

The key inputs into the forward valuation model for the FPA were as follows at initial measurement:

Input	July 16, 2019 (Initial Measurement)
Risk-free interest rate	1.92%
Volatility Range	5 - 14%
Time to Maturity (Years)	5.75
Forward Purchase Price	$10.00
Implied Stock Price Range	$9.53 – 9.86

On July 16, 2019, the FPA was determined to be $0.00 per unit for an aggregate value of $0.

Subsequent Measurement

The Warrants are measured at fair value on a recurring basis. The subsequent measurement of the private warrants is performed using Black-Scholes Model. The public warrants are subsequently measured at the trading stock price at the end of the reporting period. The FPA is subsequently measured using the forward valuation model.

As of December 31, 2020, the aggregate values of the Private Placement Warrants, Public Warrants, and FPA were $7.4 million, $11.6 million, and $3.0 million, respectively.

The following table presents the changes in the fair value of warrant liabilities:

	Forward Purchase Agreement	Private Placement Warrants	Public Warrants	Total Warrant Liabilities
Fair value as of December 10, 2018 (Inception)	$—	$—	$—	$—
Initial measurement on July 16, 2019 (IPO)	—	3,100,000	4,575,000	7,675,000
Measurement on August 2, 2019 (Over-Allotment)	—	279,000	686,250	965,250
Change in valuation inputs or other assumptions	1,309,355	1,907,500	3,018,750	4,926,250
Fair value as of December 31, 2019	1,309,355	5,286,500	8,280,000	13,566,500
Change in valuation inputs or other assumptions	1,641,212	2,125,500	3,363,750	5,489,250
Fair value as of December 31, 2020	$2,950,567	$7,412,000	$11,643,750	$19,055,750

Due to the use of quoted prices in an active market (Level 1) to measure the fair value of the Public Warrants, subsequent to initial measurement, the Company had transfers out of Level 3 totaling $5,261,250 during the period from July 16, 2019 through December 31, 2019.

NOTE 10 — SUBSEQUENT EVENTS

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