Form 10-Q
period 2021-03-31
SC Health Corp
filed 2021-05-28
CIK 1764301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended March 31, 2021

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

As of April 30, 2021, there were 17,250,000 Class A ordinary shares, $0.0001 par value and 5,562,500 Class B ordinary shares, $0.00008 par value, issued and outstanding.

SC HEALTH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED MARCH 31, 2021

Part I. Financial Information

Item 1.	Financial Statements

SC HEALTH CORPORATION
CONDENSED BALANCE SHEETS

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$10,181	$124,878
Prepaid expenses	124,215	122,067
Total Current Assets	134,396	246,945

Marketable securities held in Trust Account	174,547,492	174,542,012
TOTAL ASSETS	$174,681,888	$174,788,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$1,104,041	$1,037,048
Accrued offering costs	167	167
Promissory note – related party	185,000	100,000
Total Current Liabilities	1,289,208	1,137,215

Warrant liabilities	33,301,342	19,055,750
Forward purchase agreement liabilities	—	2,950,567
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	40,628,050	29,181,032

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 12,905,383 and 14,060,762 shares at $10.00 per share as of March 31, 2021 and December 31, 2020, respectively	129,053,831	140,607,920

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 4,344,617 and 3,189,208 shares issued and outstanding (excluding 12,905,383 and 14,060,762 shares subject to possible redemption) as of March 31, 2021 and December 31, 2020, respectively	434	319
Class B ordinary shares, $0.00008 par value; 25,000,000 shares authorized; 5,562,500 shares issued and outstanding as of March 31, 2021 and December 31, 2020	445	445
Additional paid-in capital	30,381,491	18,827,517
(Accumulated deficit) Retained earnings	(25,382,363)	(13,828,276)
Total Shareholders’ Equity	5,000,007	5,000,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$174,681,888	$174,788,957

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Operating costs	$264,542	$212,283
Loss from operations	(264,542)	(212,283)

Other income:
Interest earned on investments held in Trust Account	5,480	557,639
Change in fair value of warrant liabilities	(14,245,592)	54,500
Change in fair value of forward purchase agreement	2,950,567	(160,098)
Net Income (Loss)	$(11,554,087)	$239,758

Weighted average shares outstanding of Class A redeemable ordinary shares	17,250,000	17,250,000
Basic and diluted net income (loss) per share, Class A	$0.00	$0.03

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,562,500	5,562,500
Basic and diluted net income (loss) per share, Class B	$(2.08)	$(0.06)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE MONTHS ENDED MARCH 31, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	3,189,208	$319	5,562,500	$445	$18,827,517	$(13,828,276)	$5,000,005

Change in value of ordinary shares subject to possible redemption	1,155,409)	115	—	—	11,553,974	—	11,554,089

Net income (loss)	—	—	—	—	—	(11,554,087)	(11,554,087)
Balance – March 31, 2021 (unaudited)	4,344,617	$434	5,562,500	$445	$30,381,491	$(25,382,363)	$5,000,007

THREE MONTHS ENDED MARCH 31, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	(Accumulated Deficit) Retained Earnings	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	2,366,966	$237	5,562,500	$445	$10,605,179	$(5,605,856)	$5,000,005

Change in value of ordinary shares subject to possible redemption	(23,976)	(3)	—	—	(239,757)	—	(239,760)

Net income	—	—	—	—	—	239,758	239,758
Balance – March 31, 2020 (unaudited)	2,342,990	$234	5,562,500	$445	$10,365,422	$(5,366,098)	$5,000,003

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Three Months Ended March 31,
	2021	2020

Cash Flows from Operating Activities:
Net (loss) income	$(11,554,087)	$239,758
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Change in fair value of warrant liabilities	14,245,592	(54,500)
Change in fair value of FPA liability	(2,950,567)	160,098
Interest earned on marketable securities held in Trust Account	(5,480)	(557,639)
Changes in operating assets and liabilities:
Prepaid expenses	(2,148)	53,913
Accounts payable and accrued expenses	66,993	74,580
Net cash provided by (used in) operating activities	(199,697)	(83,790)

Cash Flows from Investing Activities:
Investment of cash in Trust Account	—	—
Net cash provided by (used in) investing activities	—	—

Cash Flows from Financing Activities:
Proceeds from sale of Units, net of underwriting discounts paid	—	—
Proceeds from sale of Private Placement Warrants	—	—
Proceeds from promissory note – related party	85,000	—
Payments of offering costs	—	—
Net cash provided by (used in) financing activities	85,000	—

Net Change in Cash	(114,697)	(83,790)
Cash – Beginning	124,878	772,413
Cash – Ending	$10,181	$688,623

Non-Cash Investing and Financing Activities:
Payment of offering costs through promissory note	$—	$—
Conversion of advances to promissory note	$—	$—
Initial classification of ordinary shares subject to possible redemption	$—	$—
Change in value of ordinary shares subject to possible redemption	$(11,554,089)	$239,760
Deferred underwriting fee payable	$—	$—

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2021
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

As of March 31, 2021, the Company had not commenced any operations. All activity through March 31, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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
MARCH 31, 2021
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

On January 12, 2021, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the Combination Period from January 16, 2021 to April 16, 2021. In connection with the approval of the extension, no shareholders elected to redeem their shares for cash. On April 14, 2021, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the Combination Period from April 16, 2021 to August 16, 2021 (the “Extension Date”). In connection with the approval of the extension, shareholders elected to redeem 7,975,485 of Class A ordinary shares for a cash amounting $80,711,908.

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
MARCH 31, 2021
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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 26, 2021, which contains the audited financial statements and notes thereto. The interim results for the three months ended March 31, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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
MARCH 31, 2021
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

Investments Held in Trust Account

At March 31, 2021 and December 31, 2020, the assets held in the Trust Account were invested in money market funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption is classified as a liability instrument and is measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at March 31, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s balance sheets.

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

Warrant Liabilities

The Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and  are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and  are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

The Company accounts for the Warrants in accordance with ASC 815-40 under which the Warrants do not meet the criteria for equity classification and must be recorded as liabilities. The fair value of the Public Warrants was initially estimated using a Monte Carlo simulation model with subsequent measurements estimated using the Public Warrants’ quoted market price. The Private Placement Warrants are valued using a Modified Black Scholes Option Pricing Model.

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of March 31, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the period presented.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

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

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended March 31,
	2021	2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$5,480	$557,639
Net Earnings	$5,480	$557,639
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Ordinary Shares, Basic and Diluted	17,250,000	17,250,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.03

Non-Redeemable Class B Ordinary Shares
Numerator: Net (Loss) Income minus Redeemable Net Earnings
Net (Loss) Income	$(11,554,087)	$239,758
Redeemable Net Earnings	(5,480)	(557,639)
Non-Redeemable Net Loss	$(11,559,567)	$(317,881)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,562,500	5,562,500
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$(2.08)	$(0.06)

As of March 31, 2021 and 2020, basic and diluted shares are the same as there are no securities that are dilutive to the shareholders.

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

Fair Value Measurements

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
MARCH 31, 2021
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

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 16, 2019 and continuing through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three months ended March 31, 2021, the Company incurred $30,000 in fees for these services, respectively. As of March 31, 2021 and December 31, 2020, $10,000 and $10,000 of such fees, respectively, are included in accounts payable and accrued expenses in the accompanying condensed interim balance sheets.

Advance from Related Party

The Sponsor advanced the Company an aggregate of $32,313 to cover expenses related to the Initial Public Offering. The advances were non-interest bearing and due on demand. In January 2019, the advances were converted into a promissory note issued to the Sponsor (see below).

Promissory Note – Related Party

In January 2019, the Company issued an unsecured promissory note (the “Promissory Note”) to the Sponsor, pursuant to which the Company could borrow up to an aggregate principal amount of $300,000. The Promissory Note was non-interest bearing and payable on the earlier of December 31, 2019 or the completion of the Initial Public Offering. In January 2019, the Company transferred its outstanding advance from a related party in the amount of $32,313 into the Promissory Note. The outstanding balance of $254,595 under the Promissory Note was repaid as of December 31, 2019. Additionally, on December 30, 2020, the Sponsor deposited $100,000 into the operating bank account of the Company for working capital. An additional $50,000 and $35,000 was deposited into the operating bank statement form the Sponsor on March 22, 2021 and March 31, 2021, respectively. As of March 31, 2021, $185,000 in promissory notes from the Sponsor is outstanding.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of March 31, 2021, no amounts were borrowed under the Working Capital Loans.

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

Forward Purchase Agreement

On July 9, 2019, SC Health Group Limited, an affiliate of the Sponsor, entered into a forward purchase agreement with the Company which provides for the purchase by SC Health Group Limited of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 1,250,000 redeemable warrants, each to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share and accompanying fraction of a warrant in a private placement to close concurrently with the closing of a Business Combination. On July 9, 2019, the Company issued 1,250,000 Founder Shares to the Sponsor in connection with the forward purchase agreement for par value, or $100, of which such shares would be transferred to SC Health Group Limited. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s public shareholders. As part of the Rockley Business Combination, the Company agreed with SC Health Group Limited that the Forward Purchase Agreement should be terminated and instead of purchasing $50,000,000 of Class A ordinary shares pursuant to the forward purchase agreement, SC Health Group Limited would instead enter into the Investor Subscription Agreement referenced below and, pursuant to that agreement, has agreed to purchase an aggregate of $50,000,000 shares in Rockley Photonics Holdings Limited. In connection with the termination of the Forward Purchase Agreement, the company recognized a gain of $2,950,567, which is included in the change in FPA liability on the accompanying unaudited condensed interim statement of operations.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

Business Combination Agreement

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue to 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At March 31, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 4,344,617 and 3,189,208 Class A ordinary shares issued and outstanding, excluding 12,905,383 and 14,060,792 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue to 25,000,000 Class B ordinary shares with a par value of   $0.00008 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At March 31, 2021 and December 31, 2020, there were 5,562,500 ordinary shares issued and outstanding.

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
MARCH 31, 2021
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

NOTE 7 — Warrants

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
MARCH 31, 2021
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

Note 8 — Fair Value Measurements

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

The Company classifies its U.S. Treasury and equivalent securities within the Trust Account as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At March 31, 2021, assets held in the Trust Account were comprised of $174,547,492 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $174,542,012 in money market funds, which are invested in U.S. Treasury Securities, For the money market funds that the Trust Accounts are invested in, the fair market value of the money market funds is equivalent to the amortized cost value. During the three months ended March 31, 2021, and the year ended December 31, 2020, the Company did not withdraw any interest income from the Trust Account.

SC HEALTH CORPORATION
NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS
MARCH 31, 2021
(Unaudited)

At March 31, 2021 and December 31, 2020, there were 5,450,000 Public Warrants and 8,625,000 Private Placement Warrants outstanding. Additionally, there were 0 and 5,000,000 Class A ordinary shares with an accompanying fractional warrant outstanding in relation to the Forward Purchase Agreement as of March 31, 2021, and December 31, 2020 outstanding, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at March 31, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value. The gross holding gains and fair value of held-to-maturity securities at March 31, 2021 and December 31, 2020 are as follows:

Description	Level	March 31, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$174,547,492	$174,788,957

Liabilities:
Private Placement Warrants	3	$17,000,092	$7,412,000
Public Warrants	1	16,301,250	11,643,750
Forward Purchase Agreement Liability	3	—	2,950,567

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

The Warrants are subsequently measured at fair value on a recurring basis. The subsequent measurement of the private warrants is performed using Black-Scholes Model. The public warrants are subsequently measured at the trading stock price at the end of the reporting period. The FPA is no longer measured due to the termination described in Note 5.

The key inputs into the Black-Scholes Model for the Private Placement Warrants were as follows at March 31, 2021 and December 31, 2020:

Input	March 31, 2021	December 31, 2020
Risk-free interest rate	0.98%	0.40%
Time to Maturity (Years)	5.25	5.29
Implied volatility	38.00%	19.00%
Exercise price	$11.50	$11.50
Implied Stock Price	$10.08	$10.25

The following table presents the changes in the fair value of warrant liabilities:

	Forward Purchase Agreement	Private Placement Warrants
Fair value as of December 31, 2020	$2,950,567	$7,412,000
Change in valuation inputs or other assumptions	(2,950,567)	9,588,092
Fair value as of March 31, 2021	$—	$17,000,092

Note 9 — Subsequent Events

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

Special Note Regarding Forward-Looking Statements

This Quarterly Report on Form 10-Q includes “forward-looking statements” within the meaning of Section 27A of the Securities Act and Section 21E of the Exchange Act that are not historical facts, and involve risks and uncertainties that could cause actual results to differ materially from those expected and projected. All statements other than statements of historical fact included in this Form 10-Q including statements in this “Management’s Discussion and Analysis of Financial Condition and Results of Operations” regarding the Company’s financial position, business strategy and the plans and objectives of management for future operations, are forward-looking statements. Words such as “expect,” “believe,” “anticipate,” “intend,” “estimate,” “seek” and variations and similar words and expressions are intended to identify such forward-looking statements. Such forward-looking statements relate to future events or future performance, but reflect management’s current beliefs, based on information currently available. A number of factors could cause actual events, performance or results to differ materially from the events, performance and results discussed in the forward-looking statements. For information identifying important factors that could cause actual results to differ materially from those anticipated in the forward-looking statements, please refer to the Risk Factors section of the Company’s Annual Report on Form 10-K/A for the year ending December 31, 2020 filed with the SEC on May 26, 2021. The Company’s securities filings can be accessed on the EDGAR section of the SEC’s website at www.sec.gov. Except as expressly required by applicable securities law, the Company disclaims any intention or obligation to update or revise any forward-looking statements whether as a result of new information, future events or otherwise.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to March 31, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended March 31, 2021, we had a net loss of $11,554,087, which consisted of operating expenses of $264,542 and a change in fair value of warrant liabilities 14,245,592, offset by interest earned on investments held in the Trust Account of $5,480 and a gain on the termination of the forward purchase agreement of $2,950,567, which is included in the change in fair value of the Forward Purchase Agreement.

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

For the three months ended March 31, 2021, net cash used in operating activities was $199,697. Net loss of $11,554,087 impacted by interest earned on investments of $5,480 and a gain on the termination of the forward purchase agreement of $2,950,567, which is included in the change in fair value of the Forward Purchase Agreement, offset by a change in the fair value of warrant liabilities of $14,245,592. Changes in operating assets and liabilities used $64,845 of cash from operating activities.

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

At March 31, 2021, we had investments held in the Trust Account of $174,547,492. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At March 31, 2021, we had cash of $10,181 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of March 31, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liability and FPA Liabilities

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

As of March 31, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. In connection with this Amendment, our management re-evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures as of March 31, 2021, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, solely due to the material weakness in our internal control over financial reporting that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in the Explanatory Note to this Amendment, our Certifying Officers concluded that, as of March 31, 2021, our disclosure controls and procedures were not effective.

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

Changes in Internal Control Over Financial Reporting

During the most recently completed fiscal quarter, there has been no change in our internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, as the circumstances that led to the restatement of our financial statements described in this Report had not yet been identified.

Our internal control over financial reporting did not result in the proper classification of our warrants. Since their issuance on July 16, 2019, our warrants have been accounted for as equity within our balance sheet. On April 12, 2021, the SEC Staff issued the SEC Staff Statement in which the SEC Staff expressed its view that certain terms and conditions common to SPAC warrants may require the warrants to be classified as liabilities on the SPAC’s balance sheet as opposed to equity. After discussion and evaluation, taking into consideration the SEC Staff Statement, including with our independent auditors, we have concluded that our warrants should be presented as liabilities with subsequent fair value remeasurement.

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

Factors that could cause our actual results to differ materially from those in this report include the risk factors described in our Annual Report on Form 10-K/A for the year ended December 31, 2020 filed with the SEC on May 26, 2021. As of the date of this Report, there have been no material changes to the risk factors disclosed in our Annual Report filed with the SEC.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS FROM REGISTERED SECURITIES.

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

PART III - SIGNATURES

Pursuant to the requirements of Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

SC Health Corporation

Date: May 28, 2021		/s/ Angelo John Coloma
	Name:	Angelo John Coloma
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: May 28, 2021		/s/ Eric Teo
	Name:	Eric Teo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)