Form 10-Q
period 2021-06-30
SC Health Corp
filed 2021-08-10
CIK 1764301

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(MARK ONE)
☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarter ended June 30, 2021

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from_____________to____________

Commission file number: 001-38972

SC Health Corporation
(Exact Name of Registrant as Specified in Its Charter)

Cayman Islands	N/A
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

108 Robinson Road #10-00, Singapore Singapore 068900	068900
(Address of principal executive offices)	(Zip Code)

+65 6438 1080
(Issuer’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Units, each consisting of one Class A ordinary share, $0.0001 par value, and one half of one warrant	SCPE.U	New York Stock Exchange LLC
Class A ordinary shares, par value $0.0001 per share	SCPE	New York Stock Exchange LLC
Warrants, each whole warrant exercisable for one Class A ordinary share at an exercise price of $11.50 per share	SCPE WS	New York Stock Exchange LLC

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

As of August 10, 2021, there were 9,274,515 Class A ordinary shares, $0.0001 par value and 5,562,500 Class B ordinary shares, $0.00008 par value, issued and outstanding.

SC HEALTH CORPORATION
FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 2021

Part I. Financial Information

Item 1.	Financial Statements

SC HEALTH CORPORATION
CONDENSED BALANCE SHEETS

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current Assets
Cash	$35,244	$124,878
Prepaid expenses	47,876	122,067
Total Current Assets	83,120	246,945

Marketable securities held in Trust Account	93,838,960	174,542,012
TOTAL ASSETS	$93,922,080	$174,788,957

LIABILITIES AND SHAREHOLDERS’ EQUITY
Current liabilities
Account payable and accrued expenses	$1,004,661	$1,037,048
Accrued offering costs	167	167
Promissory note – related party	1,035,000	100,000
Total Current Liabilities	2,039,828	1,137,215

Warrant liabilities	32,502,932	19,055,750
Forward purchase agreement liabilities	—	2,950,567
Deferred underwriting fee payable	6,037,500	6,037,500
Total Liabilities	40,580,260	29,181,032

Commitments and Contingencies (Note 5)

Class A ordinary shares subject to possible redemption, 4,834,181 and 14,060,762 shares at $10.00 per share as of June 30, 2021 and December 31, 2020, respectively	48,341,810	140,607,920

Shareholders’ Equity
Preference shares, $0.0001 par value; 1,000,000 shares authorized; none issued and outstanding	—	—
Class A ordinary shares, $0.0001 par value; 180,000,000 shares authorized; 4,440,334 and 3,189,208 shares issued and outstanding (excluding 4,834,181 and 14,060,762 shares subject to possible redemption) as of June 30, 2021 and December 31, 2020, respectively	444	319
Class B ordinary shares, $0.00008 par value; 25,000,000 shares authorized; 5,562,500 shares issued and outstanding as of June 30, 2021 and December 31, 2020	445	445
Additional paid-in capital	30,381,594	18,827,517
Accumulated deficit	(25,382,473)	(13,828,276)
Total Shareholders’ Equity	5,000,010	5,000,005
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$93,922,080	$174,788,957

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED INTERIM STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020

General and operating expenses	$801,896	$136,354	$1,066,438	$348,637
Loss from operations	(801,896))	(136,354))	(1,066,438))	(348,637))

Other income (expense):
Interest earned on investments held in Trust Account	3,376	70,520	8,856	628,159
Change in fair value of warrant liabilities	798,410	(1,743,500))	(13,447,182))	(1,689,000))
Change in fair value of forward purchase agreement	—	(451,927))	2,950,567	(612,025))
Other income (expense), net	801,786	(2,124,907))	(10,487,759))	(1,672,866))

Net loss	$(110))	$(2,261,261))	$(11,554,197))	$(2,021,503))

Weighted average shares outstanding of Class A redeemable ordinary shares	10,501,513	17,250,000	13,857,114	17,250,000

Basic and diluted net income per share, Class A	$0.00	$0.00	$0.00	$0.04

Weighted average shares outstanding of Class B non-redeemable ordinary shares	5,562,500	5,562,500	5,562,500	5,562,500

Basic and diluted net loss per share, Class B	$(0.00)	$(0.42))	$(2.08))	$(0.48))

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY
(Unaudited)

THREE AND SIX MONTHS ENDED JUNE 30, 2021

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid-in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2021	3,189,208	$319	5,562,500	$445	$18,827,517	$(13,828,276)	$5,000,005

Change in value of ordinary shares subject to possible redemption	(1,155,409)	115	—	—	11,553,974	—	11,554,089

Net loss	—	—	—	—	—	(11,554,087)	(11,554,087)
Balance – March 31, 2021 (unaudited)	4,344,617	$434	5,562,500	$445	$30,381,491	$(25,382,363)	$5,000,007

Change in value of ordinary shares subject to possible redemption(1)	95,717	10	—	—	103	—	113

Net income	—	—	—	—	—	(110)	(110)
Balance – June 30, 2021 (unaudited)	4,440,334	$444	5,562,500	$445	$30,381,594	$(25,382,473)	$5,000,010

THREE AND SIX MONTHS ENDED JUNE 30, 2020

	Class A Ordinary Shares		Class B Ordinary Shares		Additional Paid in Capital	Accumulated Deficit	Total Shareholders’ Equity
	Shares	Amount	Shares	Amount
Balance – January 1, 2020	2,366,966	$237	5,562,500	$445	$10,605,179	$(5,605,856)	$5,000,005

Change in value of ordinary shares subject to possible redemption	(23,976)	(3)	—	—	(239,757)	—	(239,760)

Net income	—	—	—	—	—	239,758	239,758
Balance – March 31, 2020 (unaudited)	2,342,990	$234	5,562,500	$445	$10,365,422	$(5,366,098)	$5,000,003

Change in value of ordinary shares subject to possible redemption	226,126	23	—	—	2,261,237	—	2,261,260

Net loss	—	—	—	—	—	(2,261,261)	(2,261,261)
Balance – June 30, 2020 (unaudited)	2,569,116	$257	5,562,500	$445	$12,626,659	$(7,627,359)	$5,000,002

(1)
Includes the effect of the redemption of Class A ordinary shares on April 16, 2021. Shareholders holding 7,975,485 shares exercised their right to convert such shares into a pro-rata portion of the Trust Account (see Note 1).

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months Ended June 30,
	2021	2020

Cash Flows from Operating Activities:
Net loss	$(11,554,197)	$(2,021,503)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in fair value of warrant liabilities	13,447,182	1,689,000
Change in fair value of FPA liability	(2,950,567)	612,025
Interest earned on marketable securities held in Trust Account	(8,856)	(628,159)
Changes in operating assets and liabilities:
Prepaid expenses	74,191	70,350
Accounts payable and accrued expenses	(32,387)	(36,509)
Net cash used in operating activities	(1,024,634)	(314,796)

Cash Flows from Investing Activities:
Cash withdrawn from Trust account for redemptions	80,711,908	—
Net cash provided by investing activities	80,711,908	—

Cash Flows from Financing Activities:
Proceeds from promissory note/advances – related party	935,000	—
Redemption of Class A ordinary shares	(80,711,908)	—
Net cash used in financing activities	(79,776,908)	—

Net Change in Cash	(89,634)	(314,796)
Cash – Beginning	124,878	772,413
Cash – Ending	$35,244	$457,617

Non-Cash Investing and Financing Activities:
Change in value of Class A ordinary shares subject to possible redemption	$(11,554,202)	$(2,021,500)

The accompanying notes are an integral part of these unaudited condensed interim financial statements.

SC HEALTH CORPORATION NOTES TO CONDENSED INTERIM FINANCIAL STATEMENTS JUNE 30, 2021 (Unaudited)
Note 1 — Description of Organization and Business Operations

SC Health Corporation (the “Company”) is a blank check company incorporated in the Cayman Islands on December 10, 2018. The Company was formed for the purpose of effecting a merger, share exchange, asset acquisition, share purchase, recapitalization or similar business combination with one or more businesses (the “Business Combination”).

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

As of June 30, 2021, the Company had not commenced any operations. All activity through June 30, 2021 relates to the Company’s formation, the initial public offering (“Initial Public Offering”), which is described below, and, after the Initial Public Offering, identifying a target company for a Business Combination. The Company will not generate any operating revenues until after the completion of its initial Business Combination, at the earliest. The Company generates non-operating income in the form of interest income from the proceeds derived from the Initial Public Offering.

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

On January 12, 2021, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the Combination Period from January 16, 2021 to April 16, 2021. In connection with the approval of the extension, no shareholders elected to redeem their shares for cash. On April 14, 2021, the Company held an extraordinary general meeting pursuant to which the Company’s shareholders approved extending the Combination Period from April 16, 2021 to August 16, 2021 (the “Extension Date”). In connection with the approval of the extension, shareholders elected to redeem 7,975,485 of Class A ordinary shares for cash amounting $80,711,908.

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

Going Concern

In connection with the Company’s assessment of going concern considerations in accordance with Financial Accounting Standard Board’s Accounting Standards Update (“ASU”) 2014-15, “Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern,” the Company has until August 16, 2021, to consummate the proposed Business Combination. It is uncertain that the Company will be able to consummate the proposed Business Combination by this time. Additionally, the Company may not have sufficient liquidity to fund the working capital needs of the Company through one year from the issuance of these financial statements. If a business combination is not consummated by this date, there will be a mandatory liquidation and subsequent dissolution of the Company. Management has determined that the liquidity condition and mandatory liquidation, should a business combination not occur, and potential subsequent dissolution, raises substantial doubt about the Company’s ability to continue as a going concern. No adjustments have been made to the carrying amounts of assets or liabilities should the Company be required to liquidate after August 16, 2021. The Company intends to complete the proposed Business Combination before the mandatory liquidation date. However, there can be no assurance that the Company will be able to consummate any business combination by August 16, 2021.

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

The accompanying unaudited condensed interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K/A for the year ended December 31, 2020 as filed with the SEC on May 26, 2021, which contains the audited financial statements and notes thereto. The interim results for the three and six months ended June 30, 2021 are not necessarily indicative of the results to be expected for the year ending December 31, 2021 or for any future interim periods.

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

Making estimates requires management to exercise significant judgment. It is at least reasonably possible that the estimate of the effect of a condition, situation or set of circumstances that existed at the date of the financial statements, which management considered in formulating its estimate, could change in the near term due to one or more future confirming events. One of the more significant accounting estimates included in these financial statements is the determination of the fair value of the warrant liability. Such estimates may be subject to change as more current information becomes available and, accordingly, the actual results could differ significantly from those estimates.

Investments Held in Trust Account

As of June 30, 2021 and December 31, 2020, assets held in the Trust Account were invested in Money Market Funds.

Class A Ordinary Shares Subject to Possible Redemption

The Company accounts for its Class A ordinary shares subject to possible redemption in accordance with the guidance in ASC Topic 480 “Distinguishing Liabilities from Equity.” Class A ordinary shares subject to mandatory redemption are classified as a liability instrument and are measured at fair value. Conditionally redeemable ordinary shares (including ordinary shares that features redemption rights that is either within the control of the holder or subject to redemption upon the occurrence of uncertain events not solely within the Company’s control) are classified as temporary equity. At all other times, ordinary shares are classified as shareholders’ equity. The Company’s Class A ordinary shares feature certain redemption rights that are considered to be outside of the Company’s control and subject to occurrence of uncertain future events. Accordingly, at June 30, 2021 and December 31, 2020, Class A ordinary shares subject to possible redemption is presented as temporary equity, outside of the shareholders’ equity section of the Company’s condensed balance sheets.

Offering Costs

Offering costs consisted of legal, accounting and other expenses incurred through the Initial Public Offering that were directly related to the Initial Public Offering. Offering costs were allocated to the separable financial instruments issued in the Initial Public Offering based on a relative fair value basis, compared to total proceeds received. Offering costs allocated to warrant liabilities were expensed as incurred in the statements of operations. Offering costs associated with the Class A ordinary shares issued were charged to shareholders’ equity upon the completion of the Initial Public Offering.

Warrant Liabilities

The Company does not use derivative instruments to hedge exposures to cash flow, market, or foreign currency risks. The Company evaluates all of its financial instruments, including issued stock purchase warrants, to determine if such instruments are derivatives or contain features that qualify as embedded derivatives, pursuant to ASC 480 and FASB ASC Topic 815, “Derivatives and Hedging” (“ASC 815”).Company accounts for the Warrants as either equity-classified or liability-classified instruments based on an assessment of the specific terms of the Warrants and applicable authoritative guidance in Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) 480, Distinguishing Liabilities from Equity (“ASC 480”) and ASC 815, Derivatives and Hedging (“ASC 815”). The assessment considers whether the Warrants and  are freestanding financial instruments pursuant to ASC 480, meet the definition of a liability pursuant to ASC 480, and meet all of the requirements for equity classification under ASC 815, including whether the Warrants and  are indexed to the Company’s own ordinary shares and whether the holders of the Warrants could potentially require “net cash settlement” in a circumstance outside of the Company’s control, among other conditions for equity classification. This assessment, which requires the use of professional judgment, is conducted at the time of issuance of the Warrants as of each subsequent quarterly period end date while the Warrants are outstanding. For issued or modified warrants that meet all of the criteria for equity classification, such warrants are required to be recorded as a component of additional paid-in capital at the time of issuance. For issued or modified warrants that do not meet all the criteria for equity classification, liability-classified warrants are required to be recorded at their initial fair value on the date of issuance, and each balance sheet date thereafter. Changes in the estimated fair value of such warrants are recognized as a non-cash gain or loss on the statements of operations.

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

Income Taxes

The Company accounts for income taxes under ASC Topic 740, “Income Taxes,” which prescribes a recognition threshold and a measurement attribute for the financial statement recognition and measurement of tax positions taken or expected to be taken in a tax return. For those benefits to be recognized, a tax position must be more-likely-than-not to be sustained upon examination by taxing authorities. The Company’s management determined that the Cayman Islands is the Company’s major tax jurisdiction. The Company recognizes accrued interest and penalties related to unrecognized tax benefits as income tax expense. As of June 30, 2021 and December 31, 2020, there were no unrecognized tax benefits and no amounts accrued for interest and penalties. The Company is currently not aware of any issues under review that could result in significant payments, accruals or material deviation from its position.

The Company is considered to be an exempted Cayman Islands company with no connection to any other taxable jurisdiction and is presently not subject to income taxes or income tax filing requirements in the Cayman Islands or the United States. As such, the Company’s tax provision was zero for the periods presented. The Company’s management does not expect that the total amount of unrecognized tax benefits will materially change over the next twelve months.

Net Income (Loss) per Ordinary Share

Net income (loss) per ordinary share is computed by dividing net income (loss) by the weighted average number of ordinary shares outstanding for the period. The calculation of diluted income (loss) per ordinary share does not consider the effect of the warrants issued in connection with the (i) Initial Public Offering, (ii) the exercise of the over-allotment option and (iii) Private Placement Warrants since the exercise of the warrants are contingent upon the occurrence of future events and the inclusion of such warrants would be anti-dilutive. The warrants are exercisable to purchase 14,075,000 shares of Class A ordinary shares in the aggregate.

The Company’s condensed statements of operations include a presentation of income (loss) per share for ordinary shares subject to possible redemption in a manner similar to the two-class method of income (loss) per share. Net income per share, basic and diluted, for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account, by the weighted average number of Class A redeemable ordinary shares outstanding since original issuance. Net loss per share, basic and diluted, for Class B non-redeemable ordinary shares is calculated by dividing the net loss, adjusted for income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the period. Class B non-redeemable ordinary shares includes the Founder Shares as these shares do not have any redemption features and do not participate in the income earned on the Trust Account.

The following table reflects the calculation of basic and diluted net income (loss) per ordinary share (in dollars, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Redeemable Class A Ordinary Shares
Numerator: Earnings allocable to Redeemable Class A Ordinary Shares
Interest Income	$3,376	$70,520	$8,856	$628,159
Redeemable Net Earnings	$3,376	$70,520	$8,856	$628,159
Denominator: Weighted Average Redeemable Class A Ordinary Shares
Redeemable Class A Ordinary Shares, Basic and Diluted	10,501,513	17,250,000	13,857,114	17,250,000
Earnings/Basic and Diluted Redeemable Class A Ordinary Shares	$0.00	$0.00	$0.00	$0.04

Non-Redeemable Class B Ordinary Shares
Numerator: Net Income (Loss) minus Redeemable Net Earnings
Net Income (Loss)	$(110)	$(2,261,261)	$(11,554,197)	$(2,021,503)
Less: Redeemable Net Earnings	(3,376)	(70,520)	(8,856)	(628,159)
Non-Redeemable Net Income (Loss)	$(3,486)	$(2,331,781)	$(11,563,053)	$(2,649,662)
Denominator: Weighted Average Non-Redeemable Class B Ordinary Shares
Non-Redeemable Class B Ordinary Shares, Basic and Diluted	5,562,500	5,562,500	5,562,500	5,562,500
Loss/Basic and Diluted Non-Redeemable Class B Ordinary Shares	$0.00	$(0.42)	$(2.08)	$(0.48)

Concentration of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of a cash account in a financial institution, which, at times, may exceed the Federal Depository Insurance Corporation coverage of $250,000. The Company has not experienced losses on this account and management believes the Company is not exposed to significant risks on such account.

Fair Value of Financial Instruments

The fair value of the Company’s assets and liabilities which qualify as financial instruments under ASC Topic 820, “Fair Value Measurement,” approximate the carrying amounts represented in the accompanying condensed balance sheets, primarily due to their short-term nature other than the warrant liabilities (see Note 8).

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

•
Level 2, defined as inputs other than quoted prices in active markets that are either directly or indirectly observable such as uoted prices for similar instruments in active markets or quoted prices for identical or similar instruments in markets that are not active; and

•
Level 3, defined as unobservable inputs in which little or no market data exists, therefore requiring an entity to develop its own assumptions, such as valuations derived from valuation techniques in which one or more significant inputs or significant value drivers are unobservable.

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

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on the Company’s unaudited condensed interim financial statements.

Note 3 — Public Offering

Pursuant to the Initial Public Offering, the Company sold 17,250,000 Units at a purchase price of $10.00 per Unit, inclusive of 2,250,000 Units sold to the underwriters on August 2, 2019 upon the underwriters’ election to fully exercise their over-allotment option. Each Unit consists of one Class A ordinary share and one-half of one redeemable warrant (“Public Warrant”). Each whole Public Warrant entitles the holder to purchase one Class A ordinary share at a price of $11.50 per share, subject to adjustment (see Note 7).

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

Administrative Support Agreement

The Company entered into an agreement whereby, commencing on July 16, 2019 and continuing through the earlier of the Company’s consummation of a Business Combination and its liquidation, the Company will pay an affiliate of the Sponsor a total of $10,000 per month for office space, secretarial and administrative support. For the three and six months ended June 30, 2021 and 2020, the Company incurred $30,000 and $60,000, respectively, in fees for these services, respectively. As of June 30, 2021 and December 31, 2020, $40,000 and $10,000, respectively, of such fees are included in accounts payable and accrued expenses in the accompanying condensed interim balance sheets.

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

On December 30, 2020, the Sponsor deposited $100,000 into the operating bank account of the Company for working capital. An additional $50,000, $35,000 and $850,000 was deposited into the operating bank statement for working capital from the Sponsor on March 22, 2021, March 31, 2021 and April 28, 2021, respectively. On May 25, 2021, the Company issued an unsecured promissory note (the “2021 Promissory Note”) in the principal amount of $2,000,000 to the Sponsor. The 2021 Promissory Note does not bear interest and is repayable in full upon consummation of the Company’s initial business combination. If the Company does not complete an initial business combination, the 2021 Promissory Note shall not be repaid and all amounts owed under it will be forgiven. The 2021 Promissory Note is subject to customary events of default, the occurrence of which automatically trigger the unpaid principal balance of the 2021 Promissory Note and all other sums payable with regard to the 2021 Promissory Note becoming immediately due and payable. The 2021 Promissory Note was issued pursuant to the exemption from registration contained in Section 4(a)(2) of the Securities Act of 1933, as amended. The advances from the Sponsor on December 30, 2020, March 22, 2021, March 31, 2021 and April 28, 2021, were reclassified as withdrawals as part of the issued promissory note on May 25, 2021. As of June 30, 2021, $1,035,000 is outstanding under the promissory note.

Related Party Loans

In order to finance transaction costs in connection with a Business Combination, the Sponsor or an affiliate of the Sponsor may, but is not obligated to, loan the Company funds as may be required (“Working Capital Loans”). If the Company completes a Business Combination, the Company would repay the Working Capital Loans out of the proceeds of the Trust Account released to the Company. Otherwise, the Working Capital Loans would be repaid only out of funds held outside the Trust Account. In the event that a Business Combination does not close, the Company may use a portion of proceeds held outside the Trust Account to repay the Working Capital Loans but no proceeds held in the Trust Account would be used to repay the Working Capital Loans. Except for the foregoing, the terms of such Working Capital Loans, if any, have not been determined and no written agreements exist with respect to such loans. The Working Capital Loans would either be repaid upon consummation of a Business Combination or, at the lender’s discretion, up to $2,000,000 of such Working Capital Loans may be convertible into warrants of the post Business Combination entity at a price of $1.00 per warrant. The warrants would be identical to the Private Placement Warrants. As of June 30, 2021, and December 31, 2020, no amounts were borrowed under the Working Capital Loans.

Note 5 — Commitments and Contingencies

Risks and Uncertainties

Management is continuing to evaluate the impact of the COVID-19 pandemic and has concluded that while it is reasonably possible that the virus could have a negative effect on the Company’s financial position, results of its operations and/or search for a target company, the specific impact is not readily determinable as of the date of these condensed financial statements. The condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Forward Purchase Agreement

On July 9, 2019, SC Health Group Limited, an affiliate of the Sponsor, entered into a forward purchase agreement with the Company which provides for the purchase by SC Health Group Limited of an aggregate of 5,000,000 Class A ordinary shares, plus an aggregate of 1,250,000 redeemable warrants, each to purchase one Class A ordinary share at $11.50 per share, for an aggregate purchase price of $50,000,000, or $10.00 per Class A ordinary share and accompanying fraction of a warrant in a private placement to close concurrently with the closing of a Business Combination. On July 9, 2019, the Company issued 1,250,000 Founder Shares to the Sponsor in connection with the forward purchase agreement for par value, or $100, of which such shares would be transferred to SC Health Group Limited. The obligations under the forward purchase agreement do not depend on whether any Class A ordinary shares are redeemed by the Company’s public shareholders. As part of the Rockley Business Combination, the Company agreed with SC Health Group Limited that the Forward Purchase Agreement should be terminated and instead of purchasing $50,000,000 of Class A ordinary shares pursuant to the forward purchase agreement, SC Health Group Limited would instead enter into the Investor Subscription Agreement referenced below and, pursuant to that agreement, has agreed to purchase an aggregate of $50,000,000 shares in Rockley Photonics Holdings Limited. In connection with the termination of the Forward Purchase Agreement, the company recognized a gain of $2,950,567 with the first quarter of 2021, which is included in the change in FPA liability on the accompanying unaudited condensed interim statements of operations.

Business Combination Agreement

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

Note 6 — Shareholders’ Equity

Preference Shares — The Company is authorized to issue to 1,000,000 preference shares with a par value of $0.0001 per share, with such designations, voting and other rights and preferences as may be determined from time to time by the Company’s board of directors. At June 30, 2021 and December 31, 2020, there were no preference shares issued or outstanding.

Class A Ordinary Shares — The Company is authorized to issue 180,000,000 Class A ordinary shares with a par value of $0.0001 per share. Holders of the Company’s Class A ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 4,440,334 and 3,189,208 Class A ordinary shares issued and outstanding, excluding 4,834,181 and 14,060,792 Class A ordinary shares subject to possible redemption, respectively.

Class B Ordinary Shares — The Company is authorized to issue to 25,000,000 Class B ordinary shares with a par value of   $0.00008 per share. Holders of Class B ordinary shares are entitled to one vote for each share. At June 30, 2021 and December 31, 2020, there were 5,562,500 ordinary shares issued and outstanding.

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

NOTE 7 — Warrant Liabilities

As of June 30, 2021, the Company had 8,625,000 Public Warrants and 5,450,000 Private Placement Warrants outstanding.

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

The Company classifies its U.S. Treasury and equivalent securities within the Trust Account as held-to-maturity in accordance with ASC Topic 320 “Investments - Debt and Equity Securities.” Held-to-maturity securities are those securities which the Company has the ability and intent to hold until maturity. Held-to-maturity treasury securities are recorded at amortized cost on the accompanying condensed balance sheets and adjusted for the amortization or accretion of premiums or discounts.

At June 30, 2021, assets held in the Trust Account were comprised of $93,838,960 in money market funds, which are invested in U.S. Treasury Securities. At December 31, 2020, assets held in the Trust Account were comprised of $174,542,012 in money market funds, which are invested in U.S. Treasury Securities, For the money market funds that the Trust Accounts are invested in, the fair market value of the money market funds is equivalent to the amortized cost value. During the three and six months ended June 30, 2021 or 2020, the Company did not withdraw any interest income from the Trust Account.

At June 30, 2021 and December 31, 2020, there were 5,450,000 Public Warrants and 8,625,000 Private Placement Warrants outstanding. Additionally, there were 0 and 5,000,000 Class A ordinary shares with an accompanying fractional warrant outstanding in relation to the Forward Purchase Agreement as of June 30, 2021, and December 31, 2020 outstanding, respectively.

The following table presents information about the Company’s assets and liabilities that are measured at fair value on a recurring basis at June 30, 2021 and December 31, 2020 and indicates the fair value hierarchy of the valuation inputs the Company utilized to determine such fair value.

Description	Level	June 30, 2021	December 31, 2020
Assets:
Marketable securities held in Trust Account – U.S. Treasury Securities Money Market Fund	1	$93,838,960	$174,542,012

Liabilities:
Private Placement Warrants	3	$14,304,182	$7,412,000
Public Warrants	1	18,198,750	11,643,750
Forward Purchase Agreement (FPA)	3	—	2,950,567

The Warrants and FPA were accounted for as liabilities in accordance with ASC 815-40 and are presented within warrant liabilities on the condensed balance sheets. The warrant liabilities are measured at fair value at inception and on a recurring basis, with changes in fair value presented within change in fair value of warrant liabilities and FPA in the condensed statements of operations.

The Company established the initial fair value for the private and public warrants and the FPA on July 16, 2019, the date of the Company’s Initial Public Offering, using various valuation methodologies. The Private Placement Warrants were initially measured using a Modified Black-Scholes, the public warrants were initially measured using a Monte Carlo simulation, and the FPA was initially measured using a forward valuation model. The initial measurement of the liabilities was classified as Level 3 due to the use of unobservable inputs.

The subsequent measurement of the private warrants is performed using Modified Black-Scholes Model. The public warrants are subsequently measured at the trading stock price at the end of the reporting periods. The FPA is no longer measured due to the termination described in Note 5.

The key inputs into the Modified Black-Scholes Model for the Private Placement Warrants were as follows at June 30, 2021 and December 31, 2020:

Input	June 30, 2021	December 31, 2020
Risk-free interest rate	0.91%	0.40%
Time to Maturity (Years)	5.25	5.29
Implied volatility	40.0%	19.00%
Exercise price	$11.50	$11.50
Implied Stock Price	$10.08	$10.25

The following table presents the changes in the fair value of level 3 warrant and FPA liabilities:

	Forward Purchase Agreement	Private Placement Warrants
Fair value as of December 31, 2020	$2,950,567	$7,412,000
Change in fair value	—	9,588,092
Termination of FPA	(2,950,567)	—
Fair value as of March 31, 2021	—	$17,000,092
Change in fair value	—	(2,695,910)
Fair value as of June 30, 2021	$—	$14,304,182

There were no transfers in or out of Level 3 from other levels in the fair value hierarchy during the three and six months ended June 30, 2021.

Note 9 — Subsequent Events

The Company evaluated subsequent events and transactions that occurred after the condensed balance sheet date up to the date that the unaudited condensed interim financial statements were issued. Based upon this review, the Company did not identify any subsequent events that would have required adjustment or disclosure in the unaudited condensed interim financial statements.

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

Results of Operations

We have neither engaged in any operations nor generated any revenues to date. Our only activities from inception to June 30, 2021 were organizational activities, those necessary to prepare for the Initial Public Offering, described below, and, after the Initial Public Offering, identifying a target company for a Business Combination at the earliest. We do not expect to generate any operating revenues until after the completion of our Business Combination. We generate non-operating income in the form of interest income on marketable securities held in the Trust Account. We incur expenses as a result of being a public company (for legal, financial reporting, accounting and auditing compliance), as well as for due diligence expenses in connection with completing a Business Combination.

For the three months ended June 30, 2021, we had a net loss of $110, which consisted of a change in fair value of warrant liabilities of $798,410 and interest earned on investments held in the Trust Account of $3,376 offset by operating expenses of $801,896.

For the six months ended June 30, 2021, we had a net loss of $11,554,197, which consisted of operating expenses of $1,066,438 and a change in fair value of warrant liabilities of $13,447,182, offset by interest earned on investments held in the Trust Account of $8,856 and a gain on the termination of the forward purchase agreement of $2,950,567, which is included in the change in fair value of the Forward Purchase Agreement.

For the three months ended June 30, 2020, we had net loss of $2,261,261, which consisted of operating expenses of $136,354, change in the fair value of the forward purchase agreement of $451,927, and a change in the fair value of warrant liabilities of $1,743,500, offset by interest earned on investments held in the Trust Account of $70,520.

For the six months ended June 30, 2020, we had a net loss of $2,021,503, which consisted of operating expenses of $348,637, change in the fair value of the forward purchase agreement of $612,025, and a change in the fair value of warrant liabilities of $1,689,000, offset by interest earned on investments held in the Trust Account of $628,159.

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

For the six months ended June 30, 2021, net cash used in operating activities was $1,024,634. Net loss of $11,554,197 was impacted by interest earned on investments of $8,856 and a gain on the termination of the forward purchase agreement of $2,950,567, which is included in the change in fair value of the Forward Purchase Agreement, offset by a change in the fair value of warrant liabilities of $13,447,182. Changes in operating assets and liabilities used $41,804 of cash from operating activities.

For the six months ended June 30, 2020, net cash used in operating activities was $314,796. Net loss of $2,021,503 was affected by interest earned on investments of $628,159, offset by a change in the fair value of the forward purchase agreement of $612,025 and a change in the fair value warrant liabilities of $1,689,000. Changes in operating assets and liabilities provided $33,841 of cash from operating activities.

In April 2021, shareholders redeemed 7,975,485 Class A ordinary shares at approximately $10.12 per share, for an aggregate redemption of $80,711,908. At June 30, 2021, we had investments held in the Trust Account of $93,838,960. We intend to use substantially all of the funds held in the Trust Account, including any amounts representing interest earned on the Trust Account (less taxes payable (if applicable) and deferred underwriting commissions) to complete our Business Combination. To the extent that our shares or debt is used, in whole or in part, as consideration to complete our Business Combination, the remaining proceeds held in the Trust Account will be used as working capital to finance the operations of the post-Business Combination entity, make other acquisitions and pursue our growth strategies.

At June 30, 2021, we had cash of $35,244 held outside of the Trust Account. We intend to use the funds held outside the Trust Account primarily to identify and evaluate target businesses, perform business due diligence on prospective target businesses, travel to and from the offices, properties or similar locations of prospective target businesses or their representatives or owners, review corporate documents and material agreements of prospective target businesses, and structure, negotiate and complete a Business Combination.

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

Off-Balance Sheet Financing Arrangements

We have no obligations, assets or liabilities, which would be considered off-balance sheet arrangements as of June 30, 2021. We do not participate in transactions that create relationships with unconsolidated entities or financial partnerships, often referred to as variable interest entities, which would have been established for the purpose of facilitating off-balance sheet arrangements. We have not entered into any off-balance sheet financing arrangements, established any special purpose entities, guaranteed any debt or commitments of other entities, or purchased any non-financial assets.

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

Warrant Liabilities and FPA Liabilities

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

Net Income (Loss) per Ordinary Share

We apply the two-class method in calculating earnings per share. Net income (loss) per ordinary share, basic and diluted for Class A redeemable ordinary shares is calculated by dividing the interest income earned on the Trust Account by the weighted average number of Class A redeemable ordinary shares outstanding for the period. Net income (loss) per ordinary share, basic and diluted for Class B non-redeemable ordinary shares is calculated by dividing the net income (loss), less income attributable to Class A redeemable ordinary shares, by the weighted average number of Class B non-redeemable ordinary shares outstanding for the periods presented.

Recent Accounting Standards

In August 2020, the FASB issued ASU No. 2020-06, “Debt—Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging—Contracts in Entity’s Own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity” (“ASU 2020-06”), which simplifies accounting for convertible instruments by removing major separation models required under current GAAP. ASU 2020-06 removes certain settlement conditions that are required for equity contracts to qualify for the derivative scope exception and it also simplifies the diluted earnings per share calculation in certain areas. ASU 2020-06 is effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years, with early adoption permitted. The Company is currently assessing the impact, if any, that ASU 2020-06 would have on its financial position, results of operations or cash flows.

Management does not believe that any other recently issued, but not yet effective, accounting standards, if currently adopted, would have a material effect on our unaudited condensed interim financial statements.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As of June 30, 2021, we were not subject to any market or interest rate risk. Following the consummation of our Initial Public Offering, the net proceeds received into the Trust Account, have been invested in U.S. government treasury bills, notes or bonds with a maturity of 180 days or less or in certain money market funds that invest solely in US treasuries. Due to the short-term nature of these investments, we believe there will be no associated material exposure to interest rate risk.

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

Evaluation of Disclosure Controls and Procedures

Disclosure controls are procedures that are designed with the objective of ensuring that information required to be disclosed in our reports filed under the Exchange Act is recorded, processed, summarized, and reported within the time period specified in the SEC’s rules and forms. Disclosure controls are also designed with the objective of ensuring that such information is accumulated and communicated to our management, including the chief executive officer and chief financial officer, as appropriate to allow timely decisions regarding required disclosure. Our management evaluated, with the participation of our current chief executive officer and chief financial officer (our “Certifying Officers”), the effectiveness of our disclosure controls and procedures, pursuant to Rule 13a-15(b) under the Exchange Act. Based upon that evaluation, and solely due to the material weakness in our internal control over financial reporting that led to the Company’s restatement of its financial statements to reclassify the Company’s warrants as described in our Form 10-K/A filed with the SEC on May 26, 2021, our Certifying Officers concluded that, as of June 30, 2021, our disclosure controls and procedures were not effective.

We do not expect that our disclosure controls and procedures will prevent all errors and all instances of fraud. Disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Further, the design of disclosure controls and procedures must reflect the fact that there are resource constraints, and the benefits must be considered relative to their costs. Because of the inherent limitations in all disclosure controls and procedures, no evaluation of disclosure controls and procedures can provide absolute assurance that we have detected all our control deficiencies and instances of fraud, if any. The design of disclosure controls and procedures also is based partly on certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Management performed an analysis over the condensed financial statements and concluded that the condensed financial statements are still in accordance with US GAAP.

Changes in Internal Control Over Financial Reporting

There was no change in our internal control over financial reporting that occurred during the fiscal quarter of June 30, 2021 covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than described herein.
Management has implemented remediation steps to address the material weakness and to improve our internal control over financial reporting. Specifically, we enhanced the supervisory review of accounting procedures in this financial reporting area and expanded and improved our review process for complex securities and related accounting standards. As of June 30, 2021, this has not been fully remediated.

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

SC Health Corporation

Date: August 10, 2021		/s/ Angelo John Coloma
	Name:	Angelo John Coloma
	Title:	Chief Executive Officer
(Principal Executive Officer)

Date: August 10, 2021		/s/ Eric Teo
	Name:	Eric Teo
	Title:	Chief Financial Officer
(Principal Financial and Accounting Officer)